Form 10QSB
period 1995-06-30
REGAL INTERNATIONAL INC
filed 1995-08-15
CIK 357434

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB


(X)  QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE
     SECURITIES ACT OF 1934

     For the quartery period ended June 30, 1995

( )  TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____ to ____

     Commission file number 1-8334

                   REGAL INTERNTIONAL, INC.
  (Exact name of small business as specified in its charter)


   Delaware                                    75-1071589
(State or other jurisdiction                 (IRS Employer
of incorporation or organization)            Identification
                                             No.)

                         P.O. Box 1237
                    Corsicana, Texas 75151
           (Address of principal executive offices)

                         903 872-3091
                  (Issuer's telephone number)

Check whether the issuer (1) filed all reports required
to be filed by Section 13 of 15(d) of the Securities
Exchange Act during the past 12 months (or for such
shorter period that the registrant was required to fie
such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 1995, 81,806,198 shares.

Trasnsitional Small Business Disclsure Format (check one): Yes ___ No X

                                       TABLE OF CONTENTS




     PART I - FINANCIAL INFORMATION

                                                           PAGE

       ITEM l - FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
           June 30, 1995 and December 31, 1994                  1

         Consolidated Statements of Operations
           for the three and six month periods
           ended June 30, 1995 and June 30, 1994                2

           Consolidated Statements of Cash Flows
           for the six months ended
           June 30, 1995 and June 30, 1994                    3-4

           Notes to Consolidated Financial Statements         5-9

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION                         10



     PART II - OTHER INFORMATION


         ITEM 1 - LEGAL PROCEEDINGS                            11

         ITEM 2 - CHANGE IN SECURITIES                         11

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES              11

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS                          11

         ITEM 5 - OTHER INFORMATION                            11

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K             11

                                 REGAL INTERNATIONAL, INC.
                                          CONSOLIDATED BALANCE SHEETS
                                                             (Unaudited)
                                             (in thousands, except share data)
                                                   June 30,        December 31,
                                                     1995            1994
                        ASSETS

        CURRENT ASSETS:

                Cash                               $          28             200
                Restricted Cash                                3              15
                Accounts Receivable, less
                 allowance for doubtful accounts
                 of $52 and $74, respectively               1113             907
                Inventories                                 2614            2426
                Prepaid expenses                             114              69

                     Total Current Assets                   3873            3617


        PROPERTY PLANT AND EQUIPMENT, less
         accumulated depreciation of $8,215 and
         $8,446 respectively                                2126            2229

        OTHER ASSETS                                          27              36

                     TOTAL ASSETS                  $        6026            5882

                LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:

                Current maturities of long-term debt, including
                 $401 and $248 due to related parties,
                 respectively.                     $         708             541
                Accounts payable                             573             508
                Accrued Interest                              13              35
                Other accrued expenses                       528             415

                    Total Current Liabilities               1823            1499

        LONG-TERM DEBT, including $995 and $1,036
                due to related parties, respectively        1587            1773

        COMMITMENTS AND CONTINGENCIES

        STOCKHOLDERS' EQUITY:
                Common stock - $.01 par value: 150,000,000
                 shares authorized; 81,806,198 shares issued
                 and outstanding                             818             818
                Additional paid-in capital                 20307           20307
                Deficit                                   -18509          -18515

                     Total Stockholders' Equity             2616            2610

                     TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY          $        6026            5882

        The accompanying notes are an integral part of these financial statements.


                                            REGAL INTERNATIONAL, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                            (in thousands, except share data)


                                      Three Months Ended June 30,              Six Months Ended June 30,

                                                  1995            1994                    1995            1994
        REVENUES                         $        1802            1968                    3439            3705
        COSTS AND EXPENSES:
             Cost of Sales                        1227            1341                    2340            2495
             Selling and marketing                 334             314                     652             626
             General and administrative            317             391                     630             761

                                                  1878            2046                    3622            3882

        OPERATING LOSS                             -76             -78                    -182            -177

        OTHER INCOME (EXPENSES)
                Interest Expense, including $33 and
                   $47 to related parties for the three
                   months and $64 and $94 for the
                   six months ended June 30, 1995
                   and June 30, 1994, respectively -81             -99                    -159            -188
                Other Income
                   Gain on sale of fixed assets    301              -7                     301               4
                   Gains on settlements of liabil    5              50                       6              50
                   Other                            24              13                      41              47


        NET INCOME (LOSS)                $         172            -121                       6            -264


        WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING                       81806           53331                   81806           53331


        INCOME (LOSS) PER COMMON SHARE   $       0.002          -0.002                       0          -0.005










        The accompanying notes are an integral part of these financial statements.


                                             REGAL INTERNATIONAL, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                          (in thousands, except share data)


                                                    Six Months Ended June 30,
                                                        1995            1994
Cash flows from operating activities:
  Net Income (Loss):                                            6        -264
        Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operations:
                Depreciation                                  166         183
                Provision for losses on
                accounts receivable                            18          31
                Gain on sale of assets                       -301         -12
                Gain on debt restructures                      -
       Changes in assets and liabilities:
                Decrease in accounts receivable               375         541
                Decrease (increase) in restricted cash         12         -26
                Increase in inventories                      -488         -81
                Increase in  prepaid expenses                 -45         -47
                Decrease (increase) in other assets             9         -70
                Increase in accounts payable                   65          -
                Increase in accrued interest and
                  other current liabilities                    93          99

   Net cash provided by (used in) operating activities        -90         354

 Cash flows from investing activities:
                Proceeds from the sale of fixed assets          -
                Capital expenditures                          -63         -99

  Net cash used in investing activities                       -63         -99

Cash flows from financing activities:
                Proceeds from borrowing                       208          16
                Principal payment on debt                    -227        -114


 Net cash used in investing activities                        -19         -98

Net increase (decrease) in cash                              -172         157

Cash at January 1                                             200          28

Cash at June 30                                                28         185




 The accompanying notes are an integral part of these financial statements.

                                                 REGAL INTERNATIONAL, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                      (In Thousands)


Supplemental Disclosure of Noncash Investing and Financing
Activities:



         Certain holders of Series B Preferred Stock converted 165 shares into 1,172 shares of Common Stock for the six months ended June 30, 1994. All the Company's Series B Preferred Stock were converted to the Company's Common Stock at December 31, 1994 and accordingly no such transactions occurred in the first or second quarters of 1995 or will occur in the future relating to these Preferred B shares.




























[FN]
The accompanying notes are an integral part of these financial statements.

                                         REGAL INTERNATIONAL, INC.
                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                        (Unaudited)



(1)  CONTINUING OPERATIONS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Regal International, Inc. ("Regal") and its wholly-owned subsidiaries (collectively, the "Company") which are Regal Rubber Products, Inc. ("Regal Rubber"), and Bell Petroleum Services, Inc. ("Bell"). All significant intercompany balances and transactions are eliminated in consolidation.

The Company's consolidated financial statements have been prepared using accounting principals applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue in existence.

During the years ended Decmeber 31, 1994, the Company incurred a net loss of $532,000. Substantially all of the Company's debt was restructured effective December 31, 1994 including the conversion of $1,002,604 of notes by the Company's majority shareholder, Harlequin Investment
Holdings Limited. As a result of the restructuring, the Company's working capital position improved, allowing for flexibility in financing and investing activities. Separately, the Company is strengthening its sales efforts to penetrate international markets.
The Company's certification by International Standards Organization
(ISO 9001) for its quality program will assist in this process.


During the Second Quarter of 1995 the Company sold the equipment of a certain product line. The product line had sales of $104,000 and $179,000 for the years ended December 31, 1994 and 1993, respectively. This sale resulted in a gain of $300,000.
which was recognized as Other Income in the Second Quarter of 1995. The Agreement provided for inventory credit, an immediate cash payment of $50,000, and the opportunity to distribute a generic line of the buyer's products. The company estimates that the sales of this product line will be $300,000 in the first year.
The amount of inventory credit is
dependent upon the attainment of a specified level of purchased products.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase, to be cash equivalents.

Inventories

Inventories are valued at the lower of cost or market determined on a first-in, first-out basis. The Company periodically evaluates its inventory to determine if any unsalable or obsolete inventory exists and adjusts its reserves as management determines necessary. These evaluations are performed, at a minimum, on an annual basis.




Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives for financial reporting purposes and by accelerated methods for income tax reporting purposes. As assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations. The cost of maintenance and repairs is charged to operations as incurred; significant renewals and betterments are capitalized.


Financial Instruments and Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash with major domestic banks. The terms of these deposits are on demand to minimize risk. The Company also has Certificates of Deposit which mature in various dates through 1998 totaling $25,000 and $46,000 at June 30, 1995 and at December 31, 1994, respectively, classified as is appropriate as either restricted cash or other noncurrent assets. These Certificates of Deposit represent collateral for outstanding Letters of Credit. The Company has not incurred losses related to these cash deposits.

Accounts receivable consist of unsecured receivables from domestic and international customers in the oil and gas industry. To minimize the risk associated with international transactions, all sales are in U.S. currency. The Company routinely assesses the financial strength of its customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the risk of specific customers, historical trends and other information.

The carrying value of the Company's financial instruments approximates the fair value at June 30, 1995 and December 31, 1994.







Income Taxes

The Company adopted Statement of Financial Accounting Standards No. 109 as of January 1, 1993. SFAS 109 superseded substantially all existing authoritative literature for accounting for income taxes and requires the use of an asset and liability approach for financial accounting and reporting purposes. The statement also requires deferred tax balances to be adjusted to reflect the tax rates in effect at the time when the deferred amounts are expected to be payable or refundable.

Deferred incomes taxes are provided for differences in timing of reporting certain expenses for financial statement and tax purposes. Deferred tax liabilities result primarily from the use of accelerated depreciation for tax reporting and straight-line depreciation for financial statement reporting. Deferred tax assets relate to (i) expenses recorded for financial statement purposes that are not currently deductible for tax purposes and
(ii) net operating loss carryforwards and tax credits remaining at December 31, 1994. If it is likely that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.





(3)  ACCOUNTS RECEIVABLE

On September 23, 1992 the Company entered into a renewable financing agreement with a third party lender. The agreement provides for advances on selected accounts receivable of Regal not to exceed an aggregate outstanding balance of $1,200,000. The net amounts due on such financing was $426,000 and $283,000 at June 30, 1995 and December 31, 1994, respectively. (Total advances for the six month periods ended June 30, 1995 and June 30, 1994 were $1,260,000 and $1,035,000, respectively). Advances are limited to 80% of the selected accounts balances and recorded as a reduction of accounts receivable and the related fees are included in interest expense. The fees charged range from 2.25% to 6.25% of the face value of such invoices and is calculated based on the period outstanding. The minimum fee is $2,500 per month. This agreement is collateralized by all Regal and Bell accounts receivable, inventory, machinery and equipment, and intangibles.

The credit for inventory purchases in connection with the sale of assets has been included in miscellaneous accounts receivable.










(4)  INVENTORIES

Inventories consist of:

                                      June 30,       December 31,
                                        1995              1994

Raw materials, net of allowance
 for obsolescence of $25 in 1995
 and 1994                             $  193            $   188
Work in process, net of allowance
 for obsolescence of $25 in 1995
 and 1994                                566                626
Finished goods, net of allowance
 for obsolescence of $365 and
 $423 in 1995 and 1994, respectively   1,855              1,612

                                      $2,614            $ 2,426

(5)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                               Estimated    June 30,   December 31,
                             Useful Life      1995        1994


Land                                        $  216      $  216
Building and improvements     5-25 years     1,521       1,521
Manufacturing equipment       4-10 years     7,724       8,074
Other property & equipment    3-5 years        880         865
                                            10,341      10,675
  Less:  Accumulated depreciation           (8,215)     (8,446)

                                            $2,126      $2,229














(6)  INCOME TAXES:

The Company files a consolidated federal income tax return.  At
December 31, 1994 the Company had available unused operating loss carryforwards and tax credit carryforwards that expire as follows:



                 Net Operating    Percentage     Percentage
   Expiring          Loss          Depletion    Contribution      Combined
 December 31,   Carryforwards    Carryforward   Carryforward   Carryforwards

    1997              -          $  12,000      $  2,000       $     14,000
    1998          1,163,000         11,000                        1,174,000
    1999          3,671,000          8,000                        3,679,000
    2000          2,609,000          6,000                        2,615,000
    2001          6,392,000          4,000                        6,396,000
    2002              -                -                               -
    2003          4,039,000                                       4,039,000
    2004          2,423,000                                       2,423,000
    2005          2,050,000                                       2,050,000
    2006          3,430,000                        2,000          3,430,000
    2007            562,000                                         562,000
    2009            455,000                                         455,000

    TOTALS      $26,327,000     $  41,000      $   2,000       $ 26,837,000



                  Research and
                  Development    Employee Stock   Investment       Combined
    Expiring       Tax Credit    Ownership Plan   Tax Credit      Tax Credit
  December 31,   Carryforwards     Tax Credit  Carryforwards   Carryforwards

    1996        $     3,000     $               $ 179,000       $   182,000
    1997              5,000          28,000        76,000           109,000
    1998              8,000          13,000        99,000           120,000
    1999              4,000          16,000        74,000            94,000
    2000                -            16,000          -               16,000
    2001                             10,000                          10,000

    TOTALS      $    20,000     $    83,000     $ 428,000      $    531,000

The utilization of these credits and carryforwards is subject to certain limitations imposed by the 1986 Tax Reform Act and are significantly restricted by Section 308 of the Internal Revenue Code due to ownership changes. The above amounts may be subject to separate return limitation rules.









The Company adopted Statement of Financial Accounting Standards No. 109 as of January l, 1993. Due to the Company's continuing net operating losses, the Company recorded a valuation allowance to offset all deferred tax assets. As a result, there was no effect on the Company's financial position or results of operations from the adoption of SFAS 109.

Total deferred tax assets and liabilities are $9,668,000 and $257,000, respectively, at December 31, 1994 and $9,541,000 and
$284,000, respectively, at December 31, 1993.


The current and non-current deferred tax assets and liabilities are composed of the following components:


                                                   Current        Non-Current

         Deferred tax liability:

            Depreciation                                         $  (257,000)

         Deferred tax assets:

            Loss Carryforwards                                      9,105,000
            Percentage Depletion and
            Contribution Carryforwards                                 15,000
            Tax Credit Carryforwards                                  531,000
           Warranty                                $ 2,000
         Allowance for Doubtful Accounts            15,000               -

                                                    17,000        $ 9,394,000
         Less Valuation Allowance                  (17,000)        (9,394,000)

              Net Deferred Tax Assets              $   -0-        $    -0-



The valuation allowance increased by approximately $154,000 from January 1, 1994 to December 31, 1994 as a result of net operating losses incurred in 1994.

The following reconciles the expected tax provision by applying statutory rates to 1993 pre-tax income:

         Expected tax provision                   $ 45,170
         Excess book depreciation                   27,393
         Excess bad debt expense                     3,197
         Nondeductible warranty expense              1,658
         Surtax exemption                           (5,364)
         Tax Benefit of NOL Carryforwards          (72,054)
                                                  $    -
The 1994 Federal Income Tax return is in the process of being filed and the appropriate numbers will be included in the Third Quarter Form 10-QSB.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(1)  Liquidity -

The Company's working capital at June 30, 1995 was $2,050,000, a decrease of $68,000 from the December 31, 1994 balance of $2,118,000. Cash decreased by $172,000 from $200,000 at December 31, 1994. Accounts Receivable increased by $206,000 primarily as a result of a $300,000 inventory credit received in connection with the sale of assets. Inventories increased by $188,000 due to an increase in the supply of products principally sold to international customers. Current maturities of long-term debt increased due to the amortization of notes restructured in December, 1994. Other accrued expenses increased by $113,000 for the period due to certain liabilities that arose relating to the settlement of pending litigation and the restructuring of the Company's debt.

The Company continued to utilize the line of credit obtained in September of 1992 to meet on-going working capital requirements.


(2) - Capital Resources -

The Company's working capital comes from operations, the sale of surplus or under-utilized plants and equipment and from financing.


(3) - Results of Operations-

Revenues from continuing operations for the three months ended June 30, 1995 were $1,802,000, a decrease of $166,000 from the same period in 1994. The decrease is largely due to a delay in the timing of marine products.

The outlook for the remainder of 1995 for oilfield rubber products and marine products is positive based on initial indications and projections of oil prices and rig activity.

Cost of Sales as a percentage of revenue were 1% higher than in 1994. This was largely the result of the decrease in sales as compared to 1994.

General and Administrative expenses for the six-month period decreased by $131,000 from $761,000 in 1994. The main component of this decrease related to a decrease in costs associated with litigation due to the settlement of substantially all pending lawsuits in connection with the restructuring.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

                   NONE


ITEM 2 - CHANGES IN SECURITIES

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         NONE

ITEM 5 - OTHER INFORMATION

         NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         NONE

                                    SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               REGAL INTERNATIONAL, INC.
                                                     (Registrant)


Date:  August 14, 1995
                                                Janak N, Desai, President
                                                & Chief Executive Officer



                                                Gary M. Kohlschmidt
                                                Chief Financial Officer