Form 10QSB/A
period 1995-06-30
REGAL INTERNATIONAL INC
filed 1995-08-15
CIK 357434

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB/A


(X)  QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE
     SECURITIES ACT OF 1934

     For the quarterly period ended June 30, 1995

( )  TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____ to ____

     Commission file number 1-8334

                   REGAL INTERNATIONAL, INC.
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

                         903 872-3091
                  (Issuer's telephone number)

Check whether the issuer (1) filed all reports required
to be filed by Section 13 of 15(d) of the Securities
Exchange Act during the past 12 months (or for such
shorter period that the registrant was required to file
such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 31, 1995, 81,806,198 shares.

Transitional Small Business Disclosure Format (check one): Yes ___ No X

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

During the year ended December 31, 1994, the Company incurred a net loss of $532,000. Substantially all of the Company's debt was restructured effective December 31, 1994 including the conversion of $1,002,604 of notes by the Company's majority shareholder, Harlequin Investment
Holdings Limited. As a result of the restructuring, the Company's working capital position improved, allowing for flexibility in financing and investing activities. Separately, the Company is strengthening its sales efforts to penetrate international markets.
The Company's certification by International Standards Organization
(ISO 9001) for its quality program will assist in this process.


During the Second Quarter of 1995 the Company sold the equipment of a certain product line. The product line had sales of $104,000 and $179,000 for the years ended December 31, 1994 and 1993, respectively. This sale resulted in a gain of $300,000 which was recognized as Other Income in the Second Quarter of 1995.
The Agreement provided for inventory credit, an immediate cash payment of $50,000, and the opportunity to distribute a generic line of the buyer's products. The company estimates that the sales of this product line will be $300,000 in the first year.
The amount of inventory credit is
dependent upon the attainment of a specified level of purchased products.


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