Form 10QSB
period 1995-09-30
REGAL INTERNATIONAL INC
filed 1995-11-13
CIK 357434

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                          FORM 10-QSB


[X]    QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

       For the quarterly period ended September 30, 1995


[  ]   TRANSITION REPORT PURSUANT SECTION 13 of 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

       For the transition period from ______ to ______

       Commission file number  1-8334

                                   REGAL INTERNATIONAL, INC.
                  (Exact name of small business as specified in its charter)

    Delaware                                              75-1071589
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification No.)

                                        P. O. Box 1237
                                    Corsicana, Texas 75151
                           (Address of principal executive offices)

                                         903-872-309l
                                  (Issuer's telephone number)




Check whether the issuer (1) filed all reports required
 to be filed by Section 13 or 15(d) of the Securities Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 31, 1995, 81,806,198 shares.

Transitional Small Business Disclosure Format (check one):  Yes      No  X

                                       TABLE OF CONTENTS




     PART I - FINANCIAL INFORMATION

                                                           PAGE

       ITEM l - FINANCIAL STATEMENTS

         Consolidated Balance Sheets at
           September 30, 1995 and December 31, 1994             1

         Consolidated Statements of Operations
           for the three and six month periods
           ended September 30, 1995
           and September 30, 1994                               2

           Consolidated Statements of Cash Flows
           for the six months ended
           September 30, 1995 and
           September 30, 1994                                 3-4

           Notes to Consolidated Financial Statements         5-9

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION                         10



     PART II - OTHER INFORMATION


         ITEM 1 - LEGAL PROCEEDINGS                            11

         ITEM 2 - CHANGE IN SECURITIES                         11

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES              11

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS                          11

         ITEM 5 - OTHER INFORMATION                            11

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K             11

        REGAL INTERNATIONAL, INC.
        CONSOLIDATED BALANCE SHEETS
        (Unaudited)
        (in thousands, except share data)
                                                        September 30,   December 31,
                                                          1995            1994
                        ASSETS

        CURRENT ASSETS:

                Cash                               $          3             200
                Restricted Cash                               3              15
                Accounts Receivable, less
                 allowance for doubtful accounts
                 of $59 and $74, respectively             1,203             907
                Inventories                               2,395           2,426
                Prepaid expenses                             55              69

                     Total Current Assets                 3,659           3,617


        PROPERTY PLANT AND EQUIPMENT, less
         accumulated depreciation of $8,293 and
         $8,446 respectively                              2,052           2,229

        OTHER ASSETS                                         27              36

                     TOTAL ASSETS                  $      5,738           5,882

                LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:

                Current maturities of long-term debt, including
                 $488 and $248 due to related parties,
                 respectively.                     $        785             541
                Accounts payable                            401             508
                Accrued Interest                             19              35
                Other accrued expenses                      562             415

                    Total Current Liabilities             1,767           1,499

        LONG-TERM DEBT, including $995 and $1,036
                due to related parties, respectively      1,444           1,773

        COMMITMENTS AND CONTINGENCIES

        STOCKHOLDERS' EQUITY:
                Common stock - $.01 par value: 150,000,000
                 shares authorized; 81,806,198 shares issued
                 and outstanding                            818             818
                Additional paid-in capital               20,307          20,307
                Deficit                                 (18,598)        (18,515)

                     Total Stockholders' Equity           2,527           2,610

                     TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY          $      5,738           5,882

        The accompanying notes are an integral part of these financial statements.

        REGAL INTERNATIONAL, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited)
        (in thousands, except share data)


                                                        Three Months Ended September 30,         Nine Months Ended September 30,

                                                          1995            1994                    1995            1994
        REVENUES                                   $      1,917           1,686                   5,356           5,391
        COSTS AND EXPENSES:
                Cost of Sales                             1,359           1,099                   3,699           3,594
                Selling and marketing                       327             312                     980             938
                General and administrative                  314             347                     945           1,108

                                                          2,000           1,758                   5,624           5,640

        OPERATING LOSS                                      (83)            (72)                   (268)           (249)

        OTHER INCOME (EXPENSES)
                Interest Expense, including $33 and
                      $47 to related parties for the three
                      months and $64 and $94 for the
                      nine months ended September 30, 1995
                      and September 30, 1994, respective    (91)           (104)                   (250)           (292)
                Other Income
                      Gain on sale of fixed assets            66              4                      368              8
                      Gains on settlements of liabilities             -       25                        6             75
                      Other                                  19              23                      61              70


        NET LOSS                                   $        (89)           (124)                    (83)           (388)


        WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING                               81,806          53,331                  81,806          53,331


        LOSS PER COMMON SHARE                      $     (0.001)         (0.002)                 (0.001)         (0.007)


        The accompanying notes are an integral part of these financial statements.



REGAL INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except share data)


                                                                         Nine Months Ended September 30,
                                                                           1995            1994
        Cash flows from operating activities:
          Net Loss:                                               $         (83)           (388)
                Adjustments to reconcile net loss to net cash
                provided by (used in) operations:
                        Depreciation                                        249             246
                        Provision for losses on accounts receivable         (27)             13
                        Gain on sale of assets                             (368)                  (8)
                        Gain on debt restructures                                -          (12)
                Changes in assets and liabilities:
                        Decrease (increase) in accounts receivable          (27)            669
                        Decrease (increase) in restricted cash               12              (9)
                        Decrease (increase) in inventories                   31             (64)
                        Decrease (increase) in  prepaid expenses             14             (29)
                        Decrease (increase) in other assets                   9              (2)
                        Increase in accounts payable                       (107)           (319)
                        Increase in accrued interest and
                          other current liabilities                         131             155

          Net cash provided by (used in) operating activities              (166)            252

        Cash flows from investing activities:
                        Proceeds from the sale of fixed assets              126               8
                        Capital expenditures                                (72)           (171)

          Net cash used in investing activities                              54            (163)

        Cash flows from financing activities:
                        Proceeds from borrowing                             214              26
                        Principal payment on debt                          (299)           (135)

          Net cash used in investing activities                             (85)           (109)

        Net increase decrease in cash                                      (197)            (20)

        Cash at January 1                                                   200              28

        Cash at September 30                                      $           3               8


 The accompanying notes are an integral part of these financial statements.

                                   REGAL INTERNATIONAL, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                        (In Thousands)


Supplemental Disclosure of Noncash Investing and Financing
Activities:



       Certain holders of Series B Preferred Stock converted
       430 shares into 3,054 shares of Common Stock for the nine months ended September 30, 1994. All the Company's Series B Preferred Stock were converted to the Company's Common Stock at December 31, 1994 and accordingly no such transactions occurred in 1995 or will occur in the future relating to these Preferred B shares.
































[FN]
The accompanying notes are an integral part of these financial statements.

                                   REGAL INTERNATIONAL, INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                                          (Unaudited)



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

During the year ended December 31, 1994, the Company incurred a net loss of $532,000. Substantially all of the Company's debt was restructured effective December 31, 1994 including the conversion of $1,002,604 of notes by the Company's majority shareholder, Harlequin Investment Holdings Limited. As a result of the restructuring, the Company's working capital position improved, allowing for flexibility in financing and investing activities. Separately, the Company is strengthening its sales efforts and is penetrating international markets. The Company's certification by International Standards Organization (ISO 9001) for its quality program is assisting in this process.


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


Financial Instruments and Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash with major domestic banks. The terms of these deposits are on demand to minimize risk. The Company also has Certificates of Deposit which mature in various dates through 1998 totaling $25,000 and $46,000 at September 30, 1995 and at December 31, 1994, respectively, classified as is appropriate as either restricted cash or other noncurrent assets. These Certificates of Deposit represent collateral for outstanding Letters of Credit. The Company has not incurred losses related to these cash deposits.

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


(3)  ACCOUNTS RECEIVABLE

On September 23, 1992 the Company entered into a renewable financing agreement with a third party lender. The agreement provides for advances on selected accounts receivable of Regal not to exceed an aggregate outstanding balance of $1,200,000. The net amounts due on such financing was $250,000 and $283,000 at September 30, 1995 and December 31, 1994, respectively. (Total advances for the nine month periods ended September 30, 1995 and September 30, 1994 were $1,827,000 and $1,576,000, respectively).
Advances are limited to 80% of the selected accounts balances and recorded as a reduction of accounts receivable and the related fees are included in interest expense. The fees charged range from 2.25% to 6.25% of the face value of such invoices and is calculated based on the period outstanding. The minimum fee is $2,500 per month. This agreement is collateralized by all Regal and Bell accounts receivable, inventory, machinery and equipment, and intangibles.

The credit for inventory purchases in connection with the sale of assets has been included in miscellaneous Accounts Receivable.


(4)  INVENTORIES

Inventories consist of:

                                   September 30,        December 31,
                                        1995               1994

Raw materials, net of allowance
 for obsolescence of $14 in 1995
 and 1994, respectively               $  208            $   188
Work in process, net of allowance
 for obsolescence of $25 in 1995
 and 1994                                521                626
Finished goods, net of allowance
 for obsolescence of $340 and
 $423 in 1995 and 1994, respectively   1,666              1,612

                                      $2,395            $ 2,426

(5)  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                              Estimated  September 30, December 31,
                             Useful Life      1995        1994


Land                                        $  216      $  216
Building and improvements     5-25 years     1,521       1,521
Manufacturing equipment       4-10 years     7,721       8,074
Other property & equipment    3-5 years        887         865
                                            10,345      10,675
  Less:  Accumulated depreciation           (8,293)     (8,446)

                                            $2,052      $2,229


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

Filing of the 1994 Federal Income Tax is complete and the appropriate numbers will be reflected in the Form 10K-SB for the year ended December 31, 1995.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(1)  Liquidity -

The Company's working capital at September 30, 1995 was $1,892,000, a decrease of $226,000 from the December 31, 1994 balance of $2,118,000. Cash decreased by $197,000 from $200,000 at December 31, 1994. Accounts Receivable increased by $296,000 primarily as a result of a $300,000 inventory credit received in connection with the sale of assets. Current maturities of long-term debt increased due to the amortization of notes restructured in December, 1994. Other accrued expenses increased by $146,000 for the period due to certain liabilities that arose relating to the settlement of pending litigation and the restructuring of the Company's debt.

The Company continued to utilize the line of credit obtained in September of 1992 to meet on-going working capital requirements.


(2) - Capital Resources -

The Company's working capital comes from operations, the sale of surplus or under-utilized plants and equipment and from financing.


(3) - Results of Operations-

Revenues from continuing operations for the three months ended
September 30, 1995 were $1,917,000, an increase of $231,000 from the same period in 1994. The increase is largely due to improvements in the sale of oilfield products internationally.

The outlook for the remainder of 1995 for oilfield rubber products and marine products is positive based on initial indications and projections of oil prices and rig activity.

Cost of Sales as a percentage of revenue for the nine months ended September 30, 1995 were 2% higher than in 1994. This was largely the result of an increase in labor and material costs.

General and Administrative expenses for the nine-month period decreased by $163,000 from $1,108,000 in 1994. The main component of this decrease related to a decrease in costs associated with litigation due to the settlement of substantially all pending lawsuits in connection with the restructuring.

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



                                                   REGAL INTERNATIONAL, INC.
                                                         (Registrant)


Date:  November 14, 1995
                                                   Janak N, Desai, President
                                                   & Chief Executive Officer



                                                   Gary M. Kohlschmidt
                                                   Chief Financial Officer