Form 10-K
period 1995-12-31
REGAL INTERNATIONAL INC
filed 1996-11-21
CIK 357434

FORM 10-K SB

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 1995.

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Ex-
change Act of 1934.
                         Commission file number:  1-8334

                          REGAL INTERNATIONAL, INC.
            (Exact name of Registrant as specified in its charter)

                Delaware                                     75-1071589
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation of organization                       Identification No.)

              P.O. Box 1237
            Corsicana, Texas                                   75151
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code (903) 872-3091

     Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:

                             Title of each class
                             -------------------
                         Common Stock, $.01 par value

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange At during the past 12 months (or for such shorter period that the Registrant was required to file such re-ports) and (2) has been subject to such filing requirements for the past 0 days.

                              Yes  __X__   No _____

Check if there is no disclosure of delinquent filters in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or in-formation statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this Form 10-K SB. [ X ]

        Revenues for the year ended December 31, 1995 were $7,591,000

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 15, 1996 was $913,623. The aggregate market value was computed by reference to the average bid and asked prices for the Common Stock on March 15, 1996. Solely for the purposes of this re-sponse, executive officers and directors are considered the affiliates of the Company at that date.

       As of March 15, 1996, 81,806,198 common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

                                     PART I.


ITEM 1. DESCRIPTION OF BUSINESS

SUBSEQUENT EVENTS

     In September 1996, Regal International, Inc. (the "Registrant" or the "Company") completed a series of transactions which resulted in the Registrant's disposition of Wuxi CSI (as defined below) business, which the Company acquired in February of 1996. Following the disposition of Wuxi CSI, the Company acquired all the issued and outstanding shares of Westronix Limited, a British Virgin Islands corporation ("Westronix"), whose sole asset is a 100% equity interest in China Construction International Group Limited, a Hong Kong company ("China Construction") which owns 51% joint venture interest in Hangzhou Zhongche Huantong Development Co., Ltd. ("Hangzhou Huantong"), a Sino-foreign joint venture established in Hangzhou, Zhejiang Province, the People's Republic of China ("China"). Hangzhou Huantong has been established to develop the construction project called "Hangzhou Ring Road" to direct the congested traffic outside the city of Hangzhou.

     The information set forth herein does not include the description of the Registrant's current business after the sale of Wuxi CSI and acquisition of Hangzhou Huantong. The Company has filed reports on Form 8-K with respect to the above transactions.

GENERAL

     The information set forth herein discloses information required by Form 10-KSB with respect to business of the Registrant (i) prior to the acquisition of the new business (Wuxi CSI, as defined below) in February 1996 and (ii) after the sale of the existing business and acquisition of the new assets in February 1996.

BACKGROUND OF RECENT TRANSACTIONS

     On February 19, 1996, the Registrant acquired all the issued and out-standing shares of Capital Stock of Acewin Profits Limited, a British Virgin Islands corporation ("Acewin"), from China Strategic Holdings Limited, a Hong Kong company ("CSH"). Acewin's sole asset is all the issued and outstanding China Machine (Holdings) Limited, a Hong Kong company ("CMHL"). CMHL's sole asset is a 55% joint venture equity interest in Wuxi CSI Vibration Isolator Co., Ltd. ("Wuxi CSI"), a Sino-foreign joint venture established in September 1993.

     The consideration paid by the Registrant for the Acewin Stock was $13.5 million. Said purchase price was paid by the Registrant's delivery of its Convertible Note bearing interest at the rate of nine percent (9%) per annum after an initial six (6) month interest-free period (the "Convertible Note"). Interest on the Convertible Note is payable on an annual basis, with all principal being due and payable on January 31, 1999. The principal and any unpaid interest owing on the Convertible Note are convertible into shares of the Common Stock, $0.01 par value, of the Registrant ("Common Stock") at a conversion price of $0.0302 per share. The number of shares of Common Stock issuable upon conversion of the Convertible Note represents eighty-four and one-half percent (84.5%) of the Registrant's currently outstanding Common Stock. The Convertible Note is secured by a Pledge Agreement granting CSH a security interest in the Acewin Stock.

     Immediately following the acquisition of the Acewin Stock and as a con-dition thereto, the Registrant sold and transferred the existing operating assets and real property of the Registrant to a newly formed corporation, Re-gal (New) International, Inc. ("New Regal") in exchange for New Regal's as-sumption of all liabilities of the Registrant, other than the Convertible Note, and $2.5 million, all in accordance with the terms and conditions of a certain Asset Purchase Agreement, dated as of February 8, 1996, by and be-tween Registrant and New Regal.

     The $2.5 million purchase price was paid as follows: $800,000 in cash and the balance by delivery of two (2) Promissory Notes, one in the principal amount of $900,000 (the "$900,000 Note") and the second in the principal amount of $800,000 (the "$800,000 Note"). The $900,000 Note bears interest at 9% per annum and is payable in sixty (60) equal monthly installments of prin-cipal and interest. The $800,000 Note bears no interest and is due and pay-able in one installment on January 31, 2001. New Regal's obligations under the $900,000 Note and the $800,000 Note are secured by a pledge of all of the issued and outstanding shares of capital stock of New Regal. All the issued and outstanding shares of New Regal are owned by Harlequin Investment Hold-ings Limited ("Harlequin"). Harlequin was at the time of this transaction the beneficial owner of approximately fifty-five percent (55%) of the currently outstanding shares of the Registrant's Common Stock. Subsequent to this transaction, Harlequin reduced its beneficial ownership of the Registrant to approximately fifteen percent (15%). See Item 13 - Certain Relationships and Related Transactions.

     In connection with the above-described transactions, Janak Desai, Nils Ollquist and Garish Sharma resigned as directors of the Registrant, and Oei Hong Leong, the Chairman of CSH, Chung Cho Yee Mico, and Ma Wai Man Catherine were elected to fill the vacancies created by such resignations.

                            REGAL INTERNATIONAL INC.
                              (Delaware Corporation)

                          Acewin Profits Limited - 100%
                      (British Virgin Islands Holding Company)

                       China Machine (Holdings) Limited - 100%
                          (Hong Kong Holding Company)

                   WUXI CSI Vibration Isolator Co., Ltd. - 55%
                             (Operating Company)
                          (Sino-foreign Joint Venture)



FORMATION AND DEVELOPMENT OF REGISTRANT

     On May 10, 1982 the Registrant became a separately publicly held corpo-ration as a result of a spin-off from Texas International Company. Share-holders of Texas International Company were issued one share of the Regis-trant's common stock for each two shares of Texas Internationals Common Stock.

     The Company changed its state of incorporation to Delaware in March 1982 through merger with a wholly-owned subsidiary organized for that purpose.
The surviving Company's authorized capital stock consisted of 20,000,000 shares of common, par value $.10 per share, ("Common Stock") and 10,000,000 shares of preferred stock, par value $.10 per share, ("Preferred Stock"). At the November 17, 1987 Annual Meeting, shareholders voted to increase the authorized number of hares of Common Stock to 75,000,000. At the May 25, 1993 Annual Meeting the shareholders voted to change the par value of Common Stock from $.10 per share to $.01 per share and to increase the authorized number of shares of Common Stock to 150,000,000.

     In 1987 the Company acquired all of the issued and outstanding common stock of Bell Petroleum Services, Inc. ("Bell"), an oilfield products and services company.

     On December 7, 1994 the New York Stock Exchange ("NYSE") suspended trad-ing of the Company's Common Stock pending delisting as the Company did not meet the NYSE's criteria for continued listing. The Company decided not to contest the delisting and the Common Stock was removed from listing and reg-istration on the NYSE effective February 9, 1995. The Company's Common Stock began trading on the NASD Electronic Bulletin Board in August, 1995.

BUSINESS OF REGISTRANT AFTER FEBRUARY 19, 1996

     After February 19, 1996 the Registrant owned, as its sole asset, all the issued and outstanding capital stock of Acewin, a company which owns all the outstanding capital stock of CMHL. CMHL is the holder of a 55% interest in Wuxi CSI. Wuxi CSI is the only operating subsidiary of the Registrant. Wuxi CSI, established in September 21, 1993, is a Sino-foreign joint venture in the Peoples Republic of China ("PRC") between CMHL and Wuxi Vibration Isola-tor Factory. Wuxi Vibration Isolator Factory, built in 1960, is a National Grade II Enterprise (the National Grade System grades all factories in terms of size, profitability, sales, productivity and excellence in products. There are only a few Grade I Enterprises in each province) and is the largest vi-bration isolator producer in China. Wuxi CSI, a primary supplier to domesti-cally produced Volkswagens, Peugeots and Audis and has developed close ties to China's burgeoning automobile industry.

     Wuxi CSI, with registered capital of $8.0 million, occupies 39,540 square meters of land, including a building area of 45,504 square meters and workshop area of 37,232 square meters.

     The factory is situated in Wuxi City which is located in Southern Ji-angsu Province, at the center of the "golden delta" of the Yangtze River, bordering Suzhou in the East and the Hangzhou in the West. It is 128 km. apart from Shanghai; 183 km. from Nangjing and 40 km. away from the natural port of Zhangjiagang. The urban area around Wuxi City covers 397 square km. with a population of 0.928 million. Wuxi City has become a major interna-tional open-port city at the mouth of the Yangtze River.

Business Of Wuxi CSI Vibration Isolator
---------------------------------------
     Wuxi CSI is engaged in the manufacture and sale of vibration isolators, rubber damping materials, stainless steel bellows expansion joint and similar products, which are primarily sold within China. Its primary customer base is in Shanghai, although the distribution of its sales is regional. Being lo-cated only 128 km. from Shanghai where three (3) of the largest automobile manufacturers in China produce over 50% of the entire automobile market of the PRC, Wuxi CSI supplies approximately 70%-100% of each of these three (3) factory's demand. These factories are producers of the domestically produced Volkswagens, Peugeots and Audis. Over 70% of Wuxi CSI's total sales are to Shanghai Volkswagen.

     Although Wuxi CSI is reliant on Shanghai Volkswagen for over 70% of to-tal sales, the Company feels that its dominant position can be maintained due to the fact that; (a) Wuxi CSI has had a successful business relationship with Shanghai Volkswagen since 1989, (b) Shanghai Volkswagen is highly reli-ant upon Wuxi CSI for vibration isolator parts, and (c) Shanghai Volkswagen continues to thrive, as do other automobile producers in the Shanghai area that Wuxi CSI sells to.

Wuxi CSI Sales For The Years Ended December 31, 1995 And 1994
-------------------------------------------------------------
     Sales increased by 49% to Rmb 108.41 million in 1995 from Rmb 72.57 mil-lion in 1994 (See Table 1 - Sales Analysis). This increase was principally attributable to substantial increases in unit sales of vibration isolators to the manufacturer of Santana Volkswagen and Audi automobiles.

Table 1 Sales Analysis
(Rmb in thousands)

                        1994       1995      % Change
                      ------    --------    ---------
Sales                 72,570    108,408          49%
Gross Profit          26,357     43,623          66%
Operating income (1)  12,184     27,981         130%
Net income             7,531     16,871         124%
________________________

(1) Operating income means income before minority interest, income tax, net interest expense and other income.

Products And Markets
--------------------
Wuxi CSI produces a complete range of the following products under the brand name "Xizhen" (See Table 2 - Sales by Units).

(1)  Rubber-Metal Vibration Isolators
    ---------------------------------
Minimizes harmful vibrations and noise. Widely utilized in automobiles, ships, trains and heavy machinery.

(2)  Metal Bellows
    -------------
Widely used in the shipbuilding, petroleum, chemical, industry, railway, construction, electric power and nuclear industries.

(3)  Bitumen Damping Materials
    -------------------------
Reduces vibration and noise from mechanical equipment installed in auto-mobiles, refrigerators, fans and machinery.

Table 2 Sales by Units

Type of Vibration Isolator        1994        1995    % Change    Market
--------------------------        ----        ----    --------    ------
-General Vehicle Vibration
  Isolator                      388,007     353,774     -8.8%     Auto
-Santana (Volkswagen)          1,795,260   3,133,754    74.6%     Auto
-Audi                           97,833     161,992      65.6%     Auto
-Damping Materials and Damp-
  ing Materials with fabrics  1,511,007    4,691,384     210%     Auto
Others                          285,032     253,631    -11.0%     Auto

     Wuxi CSI has experienced significant growth in demand in recent years as a result of the fast growing automobile industry in the PRC. Moreover, Wuxi CSI has successfully retained old customers while pursuing new markets by im-plementing an aggressive marketing program and improving product quality. Planned future capital expenditures are focused on increasing production ca-pacity, efficiency, and capabilities in product design, development and qual-ity control. Thus, Wuxi CSI will be positioned to meet increasing demand for vibration isolators in the automobile component market.

Approximately 74% of Wuxi CSI's total sales in 1995 were made to Shanghai Volkswagen. Shanghai Volkswagen manufactures the "Santana". Compared to the Shanghai region, sales to other regions were relatively small. Sales to Jilin and Jiangsu come in second and third place but only accounted for 5.4% and 3.5% of total sales, respectively. (See Table 3 Geographical Sales Distribu-tion).

Table 3 Geographical Sales Distribution - 1995

Region			% of total sales
------------------------------------
Shanghai               74.1
Jilin                   5.4
Jiangsu                 3.5
Guangdong               0.2
Sichuan                 0.1
Jiangxi                 0.8
Shandong                1.3
Others(1)              14.6
---------------------------
Total                  100%

(1)  Others refer to regions which are not listed above in the table

Overview of Automobile Industry in China
----------------------------------------

     In the past 14 years, growth in China's motor vehicle sector has been phenomenal, reporting average annual increases of 23%, with the total number of vehicles swelling to 9.40 million in 1994 from 1.68 million in 1980. Unit sales performance has been even more impressive, reflecting an annual 1995 sales of 1.435 million vehicles, up 19% from 1,206 million in 1994. The Volkswagen Santana continues to be the volume leader among passenger cars, as output topped 127,000 in 1995 for the first time. Approximately 26,000 Jeep Cherokees were built in 1995 at Chrysler's Beijing Jeep joint venture.

     Among the leaders, First Auto Works saw production increase 8% to 202,197 units; Shanghai-Volkswagen (Santana) output topped 160,000 units, a 39% rise; Beijing Automobile Industry Corp. production hit 161,418 -- includ-ing 50,058 at Beijing Jeep, a 19% hike from 1994 levels. Dongfeng production, at 141,228, was down 15% from 166,247. Dongfeng built less than 4,000 Citroen ZX-based Fukang cars. Tianjin production, at 130,848, was up 6.8%.

     Most industry forecasts call for Chinese vehicle production to finish among 1.6 million and 1.7 million units in 1996. The industry is highly frag-mented, with more than 130 manufacturers. Some are state-owned giants, but many are garage-sized operations that turn out only a dozen cars a year, each one different. In 1994, the U.S. market for passenger cars was 8.9 million vehicles, behind Western Europe with 11.9 million. In contrast, China, with more than four times the population of the U.S., had a passenger car market of approximately 300,000 vehicles.

     The Chinese government has indicated it wants to consolidate the indus-try into three or four large-scale operations, together with a few niche players, that can survive on a supply of locally produced parts and are effi-cient enough to compete in export markets. It hopes to achieve this ambitious goal in the coming 10 years. Given this mandate, it is anticipated that sev-eral years of consolidation are likely as the industry's weaker players go bankrupt and the survivors scramble to fortify their positions.

     Regardless of the anticipated consolidation, China's motor vehicle pro-duction is expected to accelerate since the automobile industry has been des-ignated as a "pillar" industry in China. On a go forward basis, industry ex-perts expect growth to moderate but remain strong, registering a Compound An-nual Growth Rate ("CAGR") of 7% for the 1995-2000 period, with unit sales volume surpassing 2.1 million vehicles Per annum by the turn of the century

     Since 1982, the total number of registered motor vehicles in the PRC grew from approximately 2 million vehicles to 9.5 million vehicles in 1995. Trucks remain the largest product category, accounting for approximately two-thirds of all registered vehicles.

DEMAND AND SALES

     The principal buyers of motor vehicles in the PRC are government enti-ties, state-owned enterprises, collective enterprises, private companies and enterprises with foreign investment. Individuals currently account for only a small number of vehicle purchases.

     Sales of motor vehicles generally have reflected strong demand since the PRC adopted its open door policy in 1979. Although there have been periods of sales declines, this demand has contributed to strong long-term growth, particularly from 1989 through 1993 when total vehicle unit sales grew at an annual compound rate of 22%. Motor vehicle sales historically have been strong influenced by government spending and economic growth.

Companies            1994       1995
---------           -----      -----
First Auto          15.10%    14.10%
Beijing Auto        11.30%    11.20%
Shanghai - VW        9.60%    11.20%
Dongfeng            13.80%     9.80%
Tianjin             10.20%     9.10%
Nanjing              6.10%     5.60%
Jinbei               1.60%     0.10%
Other

Source:  Automotive Industry of China

Table 5 Passenger Car Market Share By Make And Model, 1994

VW  Santana                   51%
Daihatsu Charade              26%
Audi 100                       9%
Suzuki Alto                    4%
Citroen ZX                     4%
VW Jetta                       3%
                            -----
Peugeot 505                  100%

Source: Automotive Industry of China

Raw Materials
-------------

     Wuxi CSI's raw materials mainly consist of natural/synthetic rubber, steel and semi-finished goods. Semi-finished goods accounted for approxi-mately 72% of total raw materials cost in 1995 and raw materials represented approximately 80% of total manufacturing cost in 1995. As indicated below, prices of natural/synthetic rubber and steel increased in 1994 and 1995. How-ever, the prices of semi-finished goods maintained a fairly stable level dur-ing 1994 and 1995, because Wuxi CSI was able to set the purchase price for such goods with suppliers at the beginning of the year Prices of semi-finished goods were determined by negotiations between Wuxi CSI and sup-pliers. Due to its status as a primary buyer to these suppliers, Wuxi CSI is able to negotiate favorable prices and terms. Wuxi CSI also purchases semi-finished goods from its related company - Jieda Vibration Isolator Factory. Prices of these goods are relatively stable partly because of established long-term cooperation relationship between the two companies. In addition, Jieda sells 95% of its products to Wuxi CSI (See Table 6).

Table 6 Table of Raw Material Costs:
(Rmb in thousands)

                                 1994                        1995
                                -----                        ----
                               Average                        Average
Input material      cost per ton      Total cost  cost per ton    Total cost
--------------      ------------      ----------  ------------    -----------
1)  Natural and            19.0             6,250         21.5         9,300
    synthetic rubber
2)  Steel                   4.9             1,490          6.8         2,480
3)  Semi-finished                          29,780                     36,940
4)  Others                                  1,290                      2,340
                                            -----                      -----
Total                                      38,810                     51,060


     Wuxi CSI sources all of its raw materials domestically in China from the following suppliers: China Shipbuilding Industrial Material Corp., Shanghai Baoshan Iron and Steel Corp., Shanghai No. 5 Iron and Steel Factory, Henan Wuyian Iron and Steel Factory. Imported raw material is sourced by Wuxi CSI from local import-export companies. According to a raw material cost analysis from Wuxi CSI, the cost per ton of chemicals increased by 13% in 1995. The company raised its selling price of vibration isolators for Santana accord-ingly, therefore the negative impact of cost increases in these major raw ma-terials was offset by higher selling price.

     Almost 100% of the rubber used in production was imported material ac-quired from a local chemical company in Wuxi, while steel is supplied domes-tically. The Company's purchasing department is continuously searching the market for quality materials at the best price and terms. Shortages of raw materials rarely occurs in the company.

Management And Employees
------------------------
     The management of Wuxi CSI consists of a seven (7) member Board of Di-rectors consisting of four (4) directors appointed by CMHL and three (3) di-rectors appointed by Wuxi Vibration Isolator Factory. Day-to-day management is conducted by a committee headed by a General Manager. The General Man-ager's management team consists of a Deputy General Manager, a Chief Engineer and a Chief Accountant. Mr. Shi Le Yi is the General Manager of Wuxi CSI.

     Mr. Shi Le Yi, General Manager, 53. Mr. Shi graduated from a technical college in 1964, and has held positions such as Supervisor, Head of Produc-tion Department and Head of Factory in various manufacturing companies. He was the Deputy Head of Factory at Wuxi Television Factory before being pro-moted to Head of Factory of Wuxi Vibration Isolator Factory in 1987.

     Mr. Tso Xin Hui, Vice General Manager, 50. Mr. Tso graduated received an electrical engineering degree from Shanghai University. Mr. Tso has more than 20 years of experience in the engineering field and held senior positions with Wuxi Television Factory and the Electrical Instrument & Meter Industry Bureau of Wuxi before joining Wuxi CSI in October 1995

     Mr. Zhuang Guo Hua, Chief Engineer, 50. Mr. Zhuang holds a Masters De-gree from Shanghai Transportation University and a Bachelor Degree from Shanghai Science and Technology University. Mr. Zhuang started working in Wuxi Vibration Isolator Factory as a technician in 1983, and was promoted to various technical positions before taking on the role of Chief Engineer.

     Ms. Jiang Hui Hua, Chief Accountant, 46. Ms. Jiang possesses a Bachelor Degree of Business Administration from a Chinese University. Prior to joining Wuxi Vibration Isolator Factory in 1986, Ms. Jiang taught Chinese literature in a high school and worked as an accountant for an industrial manufacturing company. Ms. Jiang held the position of Accounting Supervisor prior to being named Chief Accountant of Wuxi CSI.

     As of December 1995, Wuxi CSI had approximately 800 employees, 76% of whom were production workers, 11% of whom were managerial staff and 13% of whom were engineering and technical staff. In general, Wuxi CSI has entered into employment contracts with its workers, with wages to be decided annually by the enterprise's Board of Directors in accordance with applicable Chinese regulations governing the labor management of Sino-foreign equity joint ven-ture enterprises. The total cost of Wuxi CSI salaries was approximately 8.7% of total production costs in 1995.

     The average annual cash compensation for employees of Wuxi CSI employees in 1995 was approximately Rmb 12,000 ($1,442). Salaries and wages of employ-ees increase 20-30% every year, while the inflation rate remains around 15-20%. Trade Unions fees account for 2% of total salaries and wages. In ad-dition to cash compensation, employer-funded benefits include pension funds, free meals and medical costs. Wuxi CSI maintains a bonus program based on its production volume and profit.

     All employees of Wuxi CSI, including members of senior management, are members of a trade union. Wuxi CSI has not suffered from strikes or other significant labor disputes and believes it has a good relationship with all of its employees and unions.

Competition
-----------
     Wuxi CSI competes based upon the following factors:

     VARIETY OF PRODUCTS. Wuxi CSI currently produces 19 models of vibration isolators; 24 models of damping materials, 8 models of bitumen damping mate-rials and over 50 models of metal bellows (metal bellows are made in small batches and low volumes).

     The products of its competitors in the PRC are relatively homogeneous and less efficient in bring able to meet changing demand from customers.

     QUALITY AND TECHNOLOGICAL ADVANCEMENT. Products of Wuxi CSI are made with the support of advanced technologies and machinery imported such as testing instruments from West Germany, U.S.A. and injection machines from Taiwan.

     GUARANTEED SUPPLY OF COMPONENTS. Since Wuxi CSI also produces many of the components for its vibration isolator manufacturing, both the quality and stable supply of a significant portion of the components can be guaranteed. Because of its ability to produce components, Wuxi CSI is able to service or-ders of specified design products and small quantity orders of which the profit margin is higher. Moreover, such a self relationship reduces the pro-duction cost of Wuxi CSI's final output and, in turn, increases the competi-tion of Wuxi CSI's products.

     LOW PRODUCTION COSTS. Vibration isolator manufacturing is a labor in-tensive industry which gives low wage countries such as the PRC a significant advantage. In addition, Wuxi CSI is a Sino-foreign joint venture that enjoys special benefits of tax exemption during the first three years of operation and a 50% reduction in tax rate for the following two years of operation.

     FLEXIBILITY. Wuxi CSI's sales are customized for customers. This in-creases the popularity and flexibility of Wuxi CSI's products because the product is made according to customers' requests. Such a demand driven sales policy reduces the risk of producing unwanted products.

     Wuxi CSI is the largest vibration isolator manufacturer in the automo-bile component industry. It currently has 70% of the entire vibration isola-tor market in China. Wuxi CSI's primary competitors are Ninghai Dipu Co., Nanjing Vibration Isolator Factory and Shenyang Vibration Isolator Factory.

     These three primary competitors have far smaller market shares when com-pared with Wuxi CSI. Currently, there are no direct foreign competitors due to high import tariffs of 40% on vibration isolator products.

     Other competitors include Chengdu Auto Shock Absorber Manufacturer, Dongfeng Automotive Drive Shaft Manufacturer, Dongfeng Automotive Powered Metal Parts Manufacturer, Guangdong National Fengshun Shock Absorber Manufac-turer, Hangzhou Founding Traffic Parts Co., Ltd., Jiangzhi Auto Shock Ab-sorber Manufacturer, Shandong Heze Auto Accessories Manufacturer, Shanghai Auto Chassis Manufacturer, Shenyang Auto Shock Absorber General Manufacturer Sichuan, Chuannan Shock Absorber Co., Ltd., and Tianjin Auto Shock Absorber Manufacturer.

     Wuxi CSI has been able to obtain a 70% of market share in China because of its established reputation in the industry, excellent machinery and equip-ment, large scale of production, competitive pricing and consistent product quality.

     To maintain a dominant position in the China Market, Wuxi CSI strives to improve in the three following areas:

     1) Technology. The company seeks to benefit from a technology transfer through a strategic alliance with a leading foreign company in the industry.

     (2) Equipment and Machinery. The company maintains a rigorous technical maintenance and improvement program with its existing equipment and machin-ery.

     (3) Human Resources. The company places a strong emphasis on the qual-ity of its workforce. On an annual basis, the company recruits university graduates with bachelor or master degrees, and provides training for the ex-isting work force to ensure employees possess updated technical knowledge and skills.

Research & Development
----------------------
     The Wuxi CSI factory focuses strongly on technical improvements. During the period of the seventh five year plan (1986-1989), the factory spent about Rmb 20 million to install a state of the art damping material production line from West Germany. This damping material production line produces the automo-bile products and noise-reducing products.

     During the eighth five year plan (1991-1995), the factory invested Rmb 30 million to upgrade its vulcanization workshop and to introduce from abroad advanced testing instruments and production equipment.

     The Research and Development Department, headed by the Chief Engineer, has over 30 engineering technicians. This department is responsible for de-veloping and testing new products to keep the company on a competitive edge in the vibration isolator market.

     During the ninth five year plan (1996-2000), Wuxi CSI intends to invest Rmb 190 million in technical advancements with anticipated results of in-creasing manufacturing twofold by 1997. To accomplish this expansion, Wuxi plans to invest a total of Rmb 86 million consisting of Rmb 29 million in 1996 and Rmb 57 million in 1997. These planned capital expenditures are part of Wuxi's ninth five-year plan which focuses on improvements in production, technology and quality. Of the total required capital of Rmb 86 million, it is planned that Rmb 64 million will be obtained through government loans and Rmb 22 million financed by a combination of bank loans and Wuxi's profits.

     Funds used in research and development activities each year account for approximately 1 to 2% of annual sales.

Insurance
---------
     Wuxi CSI maintains insurance coverage with the Pacific Insurance Com-pany, covering its assets in the amount of approximately Rmb 118.7 million. Wuxi CSI pays a premium of approximately Rmb 200,000 each year.

Distributions From Wuxi CSI
---------------------------
     Applicable Chinese laws and regulations require that, before a Sino-foreign equity joint venture enterprise (such as each Operating Subsidi-ary) distributes profits to investors, it must: (I) satisfy all tax liabili-ties; (2) provide for losses in previous years; and (3) make allocations, in proportions determined at the sole discretion of the Board of Directors, to a general reserve fund, an enterprise expansion fund and a staff welfare and employee bonus fund. For 1995 and 1994, Wuxi CSI contributed 15% and 10%, re-spectively, of after-tax profits as determined under Chinese accounting prin-ciples for such purposes. Distributions of profits by the Wuxi CSI to the Registrant and its other equity investors are required to be in proportion to each party's investment in the joint venture. To date, the Registrant and the Chinese joint venture partners plan to re-invest their respective share of the retained earnings in Wuxi CSI as additional paid-in capital. This ar-rangement is subject to approvals from the relevant government authorities.

Operating In China
------------------
     ECONOMIC POLICIES. General economic conditions in China could have a significant impact on the Wuxi CSI. The economy of China differs in certain material respects from that of the United States, including its structure, levels of development, capital reinvestment, growth rate, government involve-ment, resource allocation, rate of inflation and balance of payments posi-tion. Although the majority of China's productive assets are still owned by the state, the adoption of economic reform policies since 1978 has resulted in its' gradual reduction in the role of state economic plans, allocation of resources, pricing and management of such assets. The economic reform poli-cies have increased emphasis on the utilization of market forces and rapid growth of the Chinese economy. The success of the Wuxi CSI depends in part on the continued economic growth of China.

     INFLATION. The general inflation rate in the PRC was approximately 13.2%, 21.7% and 14.8% per annum in 1993, 1994 and 1995 respectively. Accord-ingly, the Chinese government has taken steps to control inflation by means of credit restrictions and an increase in interest rates which, in turn, may lead to a slow down of the Chinese economy. Nevertheless, Wuxi CSI has been able to control production costs by implementing a variety of cost control measures. These measures included utilizing internal production resources to minimize sub-contracting expenses and purchasing from suppliers who offer the lowest price. In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn, has resulted in the adoption by the Chinese government from time to time of vari-ous corrective measures designated to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program to control inflation which has resulted in the tightening of credit available to Chinese state-owned enterprises.

     FOREIGN CURRENCY EXCHANGE. Prior to January 1, 1994, all foreign ex-change transactions involving Renminbi ("Rmb") in the PRC had to take place either through authorized financial institutions at the official exchange rate set by the State Administration of Exchange Control ("SAEC"), the PRC Government department responsible for foreign exchange administration or at local swap centers at exchange rates largely determined by supply and demand. However, transaction, effected through swap centers still required the prior approval of the SAEC.

     On January 1, 1994, the PRC Government implemented a controlled floating exchange rate system based on market supply and demand and established a man-aged foreign exchange system. In place of the official rate and swap center rate, the People's Bank of China ("PBOC") now publishes a daily exchange rate (the "PBOC Exchange Rate") for Renminbi based on the previous day's dealings. The financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within a set range above or below the PBOC Exchange Rate, according to market conditions. In further-ance of these currency reforms, the China Foreign Exchange Trading Center ("CFETC") was formally established in Shanghai and came into operation in April 1994. The establishment of CFETC was originally intended to coincide with the phasing out of the swap centers. However, the swap centers have been retained as an interim measure and it is envisaged that the local centers will be phased out gradually.

     Currently, foreign investment enterprises ("FIE") in the PRC (including Sino-foreign equity and co-operative joint ventures) are required to apply to the local bureau of the SAEC for "foreign exchange registration certificates for foreign investment enterprises". With such foreign exchange registration certificates (which are annually reviewed by the local bureau of the SAEC) or with the foreign exchange sales notice from the local bureau of the SAEC, FIEs may enter into foreign exchange transactions at the swap center, or in the future, through the unified market when all swap centers are connected to CFETC. On January 29, 1996, the State Council promulgated the regulations of the People's Republic of China Regarding Foreign Exchange Control (the "Regulations") which came into effect on April 1, 1996. Pursuant to the Regu-lations, conversion of RMB into foreign exchange for the use of recurring items, including the distribution of dividends and profits to foreign inves-tors of joint ventures, is permissible. FIEs are permitted to remit its for-eign exchange from its foreign exchange bank account in the PRC on the basis of the relevant joint venture contracts, the board resolution declaring the distribution of payment of the dividend, etc. Conversion of RMB into foreign exchange for capital items, such as direct investment, loans, security in-vestment are still under control.

     The exchange rate between the Renminbi and the U.S. Dollar as quoted by the Bank of China ranged between Rmb 8.44 and Rmb 8.33 to $1.00 in 1995.

     LEGAL SYSTEM. Since 1979, many laws and regulations dealing with eco-nomic matters in general and foreign investment in particular have been prom-ulgated in China.. The Chinese Constitution, adopted in 1989, authorizes for eign investment, and guarantees the "lawful rights and interests" of foreign investors in China. The trend of legislation over the past twelve years has significantly enhanced the protection afforded foreign investment and allowed for more active control by foreign parties of foreign investment enterprises in China.

     There can be no assurance, however, that the current trend and economic legislation toward promoting market reforms and experimentation will not be slowed, curtailed or reversed, especially in the event of a change in leader-ship, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life.

     Despite some progress in developing a legal system, China does not have a comprehensive system of laws. The interpretation of Chinese laws may be subject to policy changes reflecting domestic political factors. Enforcement of existing laws may be uncertain and sporadic, and implementation and inter-pretation may be inconsistent. The Chinese judiciary is relatively inexperi-enced in enforcing the laws or terms of contracts, leading to a higher than usual degree of uncertainty in the outcome of litigation. Even where adequate laws exist in China, it may be impossible to obtain swift and equitable law enforcement, or to obtain enforcement of a judgment by a court of another ju-risdiction. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by na-tional laws may adversely affect foreign investors, such as the Registrant.

     Wuxi CSI's activities in China may be subject, in some cases, to admin-istrative review and approval by various national, provincial and municipal authorities of the Chinese government. While China has promulgated an admin-istrative procedural law permitting redress to the courts with respect to certain administrative actions, this law appears to be largely untested in its context.

Legal Structure Of Wuxi CSI
---------------------------
     Wuxi CSI Vibration Isolator Company Limited was organized under Chinese law as a Sino-foreign equity joint venture enterprise, which is a distinct legal entity with limited liability. Such entities are governed by the Law of the People's Republic of China on Joint Ventures Using Chinese and Foreign Investments and implementing regulations related thereto (the "Equity Joint Venture Law"). The parties to an equity joint venture have rights in the re-turns of the joint venture in proportion to the joint venture interests that they hold. The operations of equity joint ventures are subject to an exten-sive body of law governing such matters as formation, registration, capital contribution, capital distributions, accounting, taxation, foreign exchange, labor and liquidation. The transfer or increase of an interest in a Sino-foreign equity joint venture enterprise requires agreement among the parties to the venture and is effective upon the approval of relevant govern-ment agencies.

Taxation
-------
     A Sino-foreign equity joint venture with a term of 10 years or more and engaged in production is exempt from state income tax for the first two years after it attains profitability, and for three years thereafter it is eligible for a 50% reduction in the state income tax. Wuxi CSI has elected to have its two year tax exemption period begin in 1994.

Governance, Operations And Discussion
-------------------------------------
     Governance, operations and dissolution of a Sino-foreign equity joint venture enterprise are governed by the Equity Joint Venture Law and by the parties' joint venture contract and the joint venture's articles of associa-tion. Pursuant to the joint venture contracts and articles of association of Wuxi CSI, Wuxi CSI has a 50-year term and is governed by a Board of Directors consisting of seven members appointed for 4-year terms. CMHL appoints four directors, including the chairman, to Wuxi CSI, while the Chinese joint ven-ture partner appoints the remaining three directors, including the Vice Chairman.

     The Board of Directors of Wuxi CSI exercises authority by majority vote over major corporate decisions, including the appointment of officers, stra-tegic planning, budgeting, employee compensation and welfare and distribution of after-tax profits. Management of Wuxi CSI is conducted by a management committee headed by a General Manager and one or two Deputy General Managers, who act on behalf of Wuxi CSI pursuant to the direction and guidance of its board of Directors.

     Pursuant to relevant Chinese Law, certain major actions of Wuxi CSI re-quire unanimous approval by all the directors present at the meeting called to decide upon the following actions: amendments to its contract and articles of association; increases in, or assignment of, the registered capital of the joint venture; a merger of the joint venture with another entity; or dissolu-tion of the enterprise.

     Wuxi CSI is subject to the Sino-foreign Equity Joint Venture Enterprise Labor Management Regulations. In compliance with these regulations, the man-agement may hire and discharge employees and make other determinations with respect to wages, welfare, insurance and discipline of its employees.

     As set forth in the joint venture contract of Wuxi CSI, applicable Chi-nese laws and regulations provide that after payment of taxes, provision for losses of prior years and contribution to special funds for enterprise expan-sion, employee welfare, bonuses and a general reserve fund, the profits of Wuxi CSI are available for distribution to the Company and the Chinese joint venture partner in proportion to their respective shareholdings. The amount of after-tax profits allocated to the special funds is determined at the dis-cretion of Wuxi CSI on a yearly basis. For 1995, the Board of Directors of Wuxi CSI designated that total amounts equal to 15% of after tax profits be allocated to the special funds.

     Pursuant to the Equity Joint Venture Law, Sino-foreign equity joint ven-ture enterprises may be terminated in certain limited circumstances, includ-ing the inability of the enterprise to conduct its business owing to a breach by one of its parties, insolvency, force majeure, or confiscation of the en-terprise's assets by the government. Upon termination, the board of directors establishes a liquidating committee to dissolve the enterprise, which disso-lution is subject to government review and approval.

     Resort to Chinese courts to enforce a joint venture contract or to re-solve disputes between the parties over the terms of the contracts is permis-sible. In practice, however, disputes between the parties are often resolved by negotiation. The Company believes that it has good working relationships with its joint venture partners and that it will be able to reach agreement with them on business policies and decisions for Wuxi CSI.

New Tax Regulations
-------------------
     Under new tax regulations which came into effect from January 1, 1994, the Wuxi CSI are subject to value added tax ("VAT") which is the principal indirect tax in the PRC on the sale of tangible goods and the provision of certain services and has replaced the previous Industrial and Commercial Con-solidated Tax ("ICCT") and Product Tax. The general VAT rate applicable to the PRC Operating Subsidiaries is 17.0%.

     The new tax regulations include a "grandfather" provision issued by the National People's Congress on December 29, 1993 from which Wuxi CSI will benefit. The provision states that where the tax burden of a foreign invested enterprise established before December 31, 1993 increases due to the above changes in tax laws, such enterprise may obtain a refund, upon application to and with the approval of the tax authorities, of any tax paid in excess of the amount which would have been paid under the previous ICCT legislation. This provision will be valid for a maximum period of five years. The amount of tax refunded to Wuxi CSI for 1994 and 1995 was Rmb 2.1 million and Rmb 1.2 million, respectively. The import duty exemption for equipment purchased by a Sino-foreign equity Joint Venture was canceled January 1, 1996. The addi-tional tax burden for equipment to be purchased in 1996 by Wuxi CSI is ex-pected to be minimal as the contracts for the purchases of such equipment had been entered into prior to January 1, 1996.

               BUSINESS OF REGISTRANT PRIOR TO FEBRUARY 19, 1996

     The discussion of the Business of the Registrant prior to the purchase of the interest in Wuxi CSI on February 19, 1996 and the subsequent sale of the Registrant's existing business and liabilities is set forth in detail as
Exhibit 99-I attached hereto and made a part hereof for all purposes.

ITEM 2. DESCRIPTION OF PROPERTIES OF THE REGISTRANT

     On August 31, 1996, the Registrant had no office or facility for U.S. operations, but rents a small office at its predecessor's facility in Corsi-cana, Texas.

     Wuxi CSI occupies a gross land area of 39,985 square meters in Wuxi City. The main production area for manufacturing vibration isolators consists of 7 separate buildings encompassing approximately 17,178 square meters. The Research and Development department, laboratories and related technology de-partments are located in supplementary rooms in the main factory buildings.

     There are two three-story administrative buildings in the main manufac-turing area. One building is occupied by the accounting department, manage-ment offices and production department. The other building is occupied by the personnel department, trade union and functions as a warehouse. The total floor area occupied by these two buildings is approximately 2,936 square me-ters.

     The discussion of the Properties of the Registrant at December 31, 1995 is set forth in Exhibit 99-I.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Registrant nor its subsidiaries are a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Registrant's Common Stock was listed on the New York Stock Exchange ("NYSE") (symbol: RGL) until December 7, 1994, at which time the NYSE sus-pended trading since the Registrant did not meet the continued listing re-quirements. On February 9, 1995, the Common Stock was removed from registra-tion and listing on the NYSE. The Registrant's Common Stock began trading on the NASD Electronic Bulletin Board in August 1995. The following table sets forth the high and low prices of the Common Stock as reported in the consoli-dated transaction reporting system during the periods indicated:

Quarter Ended           High       Low
-------------           ----       ---

March 31, 1994          1/8        1/8
June 30, 1994           3/8        1/8
September 30, 1994      1/4        1/8
December 31, 1994*      1/8        1/16
March 31, 1995*                    1/40
June 30, 1995*                     1/40
September 30, 1995*                1/40
December 31, 1995*                 1/40
___________________________

* The low price reflects the average of the bid and asked prices


     As of March 13, 1996, there were 7,637 holders of record of the shares of the Registrant's Common Stock.

Dividend Policy

     The Registrant has never paid a cash dividend. It is the current policy of the Board to retain earnings, if any, to provide funds for the Company's operations. The payment of dividends is at the discretion of the Board, and dividends may be paid only out of current earnings and profits or retained earnings. The Company had an accumulated deficit of $18,487,000 at December 31, 1995. No funds have been legally available for the payment of dividends since at least January 1, 1983.

SELECTED FINANCIAL DATA

Selected Proforma Financial Data - Wuxi CSI
-------------------------------------------

     The following table presents the selected proforma financial information of the Registrant as of and for the year ended December 31, 1994 and 1995 as-suming that the Registrant had owned the shares of Acewin Stock in 1994 and 1995 and had sold other assets and disposed of its other assets and liabili-ties. The information was extracted from the audited financial statement of Acewin Profits Limited and subsidiaries prepared under US GAAP (See Table 7 Summary of Proforma Financial Results - 1994 & 1995).

Table 7 Summary of Proforma Financial Results - 1994 & 1995

                                     1994                    1995
(Amount in thousand)           Rmb(a)      USD(a)      Rmb(a)      USD
                               ----        ---         ---         ---
Income Statement Date
Sales                          72,570      8,712     108,408    13,014
Gross Profit (b)               26,357      3,164      43,623     5,237
Income before income tax (c)   12,769      1,533      30,257     3,632
Net income                      7,531        904      16,871     2,025

Balance Sheet Data
Total assets                  134,539     16,151     168,566    20,236
Current liabilities            36,120      4,336      42,398     5,090
Long-term bank loan            16,140      1,938      15,490     1,860
Shareholders' equity            7,718        927      24,298     2,917
________________________________

     (a). The U.S. dollar convenience translation amount have been trans-lated using the unified exchange rate quoted by the Bank of China on December 31, 1994 and 1995 of $1.00 = Rmb 8.33 and $1.00 = Rmb 8.33, respectively. No representation is made that the Renminbi amounts could have been, or could be, converted into U.S. dollar at those rates on December 31, 1994 and 1995 or at any other certain rate.

                    Swap Center Rates/Unified Exchange Rate
                           Year Ending December 31

       Rmb equivalent to $1.00    1994       1995
       - End of year              8.44       8.33
       -High                      8.70       8.44
       -Low                       8.44       8.30
       -Average                   8.62       8.35


     (b).  Gross profit is defined as sales less cost of goods sold.

     (c). As of December 31, 1994 and 1995, Wuxi CSI did not make any provi-sion for PRC profits tax as it has a joint venture term of not less than 10 years and is engaged in production, is fully exempt from the Chinese State unified income tax for two years starting from profit-making year, followed by a 50% reduction of the Chinese State unified income tax for the next three years thereafter ("tax holiday"). In accordance with the same tax laws, the PRC Operating Subsidiaries are also exempt from the PRC local income tax. The Chinese State unified income tax rate for the coming three years, 1996, 1997, and 1998 will be 12% and resumed to 24% thereafter.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview
--------
     The following discussion and financial information relates solely to Wuxi CSI and the business which was acquired by the Registrant in February 1996. Reference is made to Exhibit 99-I attached hereto for the Management's Discussion and Analysis of Financial Conditions and Results of Operations for the fiscal year ended December 31, 1995.

Results of Operations - 1994 compared to 1995
----------------------------------------------
Table 8. Wuxi CSI - Summary Financial Information

                                            % change
                        1994     1995    from prior year
                        ----     ----    ---------------
(Rmb in million)
Sales                  72.57    108.41          49%
Gross Profit           26.36     43.62          66%
Operating Income (1)   12.18     27.89         130%
Net Income (2)          7.53     16.87         124%
______________________

(1) Operating income means income before minority interest, income tax, net interest expense and other income.

(2) Before minority interest

Sales
-----
     Sales increased by 49% to Rmb 108.41 million in 1995 from Rmb 72.57 mil-lion in 1994. This increase was principally attributable to a substantial in-crease in unit sales of Santana Volkswagen and Audi isolators and damping ma-terials during 1995. Unit sales to Shanghai Volkswagen accounted for approxi-mately 41% and 51% of total sales in 1994 and 1995, respectively, represent-ing approximately 3.1 million units in 1995 compared to 1.8 million units in 1994. The annual adjustment of the selling price of isolators for Shanghai Volkswagen's Santana, amounted to a 5% unit price increase in 1995 as com-pared to 1994. In addition, sales of damping materials and damping materials with fabrics, which altogether accounted for approximately 25% of the total sales in these two years, increased to approximately Rmb 27.5 million in 1995 from approximately Rmb 17.3 million in 1994.

Gross Profit
------------
     Wuxi CSI's gross profit increased 66% to Rmb 43.6 million in 1995 from
26.4 million in 1994, and also as a percentage to sales to 40% in 1995 com-pared to 36% in 1994. This was contrary to the general increase in raw mate-rials price in 1995. It was because production output of Wuxi CSI increased substantially during 1994 and 1995. The fixed manufacturing cost apportioned to unit output reduced consequently. On the other hand, the sub-contracting expenses of Wuxi CSI were reduced as Wuxi CSI utilized internal slack re-sources to produce what formerly had been subcontracted. In addition, a bonus based compensation system increased the productivity of workers. Although unit production output increased substantially, the number of workers did not increase during 1994 and 1995.

Selling and Administration Expenses
-----------------------------------
     Selling and administration expense increased by 10% to Rmb 15.6 million in 1995, as compared to Rmb 14.2 million in 1994. This increase was lower than the percentage increase in sales volume and general inflation rate in 1995 and reflects Wuxi CSI adopting a strict expenditure control policy. Only those expenditures considered necessary and unavoidable were approved by man-agement. Selling and administrative expenses as a percentage of sales was 14.4% in 1995 as compared to 19.5 % in 1994.

Interest Expense
----------------
     Interest expense increased by 23% to Rmb 2.7 million in 1995 from Rmb
2.2 million in 1994. The increase was mainly attributable to the general in-crease in loan interest rates in the PRC during 1995. On the other hand, in-terest income increased by 90% to Rmb 4 million in 1995 from Rmb 2.1 million in 1994. The substantial increase in interest income was due to a net cash increase of approximately Rmb 20 million in 1995. Wuxi CSI enjoyed a prefer-ential interest rate for its large deposit balances, some of which had an an-nual interest rate of 18%, resulting in net interest income of Rmb 649 thou-sand in 1995.

     In 1994, an exchange loss of Rmb 1 million was incurred due to a de-valuation of US dollar against the Renminbi. This exchange loss, combined with interest income of approximately Rmb 1.1 million, resulted in net inter-est income of approximately Rmb 104 thousand.

Operating Income
----------------
     Operating income increased 130% to Rmb 27.98 million in 1995 from Rmb
12.18 million in 1994. Operating income as a percentage of sales increased to 26% in 1995 as compared to 17% in 1994. This was primarily due to the in-crease of gross profit during the period.

Net Income
----------
     Net income increased 115% to Rmb 16.9 million in 1995 from Rmb 7.53 mil-lion 1994. Net income as a percentage of sales increased to 16% in 1995 as compared to 10% in 1994. This was due to an increase in operating and inter-est income in 1995.

Liquidity and Capital Resources
-------------------------------
Operating Activities

     During the year ended December 31, 1995 net cash provided by operating activities was approximately Rmb 40.5 million. The major sources of 1995 cash flows from operating activities included net income of Rmb 16.9 million and minority interest net income of Rmb 13.4 million. Cash outflows in investing activities, totaling Rmb 15.2 million, were principally used on the purchase of property, plant and equipment. The equipment was acquired with the intent of expediting plant automation and enhancing production efficiency. Cash used in financing activities was Rmb 5.5 million. This was primarily attributable to net movement of long-term bank loans during the year, reflecting repayment of Rmb 17.9 million, which was offset by proceeds of Rmb 14.3 million. As a result of the above, the cash position of the company was further strength-ened. Cash and cash equivalents increased by Rmb 19.9 million to Rmb 50.3 million at the end of 1995.

     During the year ended December 31, 1994, net cash provided by operating activities was approximately Rmb 4.5 million. The major sources of 1994 net cash flows from operating activities included net income of Rmb 7.5 million and minority interest net income of Rmb 5.2 million. Cash flows in investing activities, totaling Rmb 4.6 million, were principally used for the purchase of property, plant and equipment.. Net cash flows from financing activities were Rmb 3.6 million, and reflect China Strategic Holdings Limited, through an operating subsidiary, increased its capital contribution in the Operating Subsidiary by Rmb 3.6 million. The year ended with an increase in cash and cash equivalents of Rmb 1.6 million producing a balance of cash and cash equivalents as at December 31, 1994 of Rmb 30.4 million.

Commitments for Capital Expenditure

     At year end 1995, Wuxi CSI had capital commitments to acquire machinery and equipment of approximately Rmb 10.8 million, as compared to Rmb 30.3 mil-lion at year end 1994. In addition, the subsidiary entered into an agreement with a German company to form a joint venture company in Wuxi City, and the capital commitment for this was estimated to be approximately Rmb 16.0 mil-lion. Wuxi CSI has a 49% interest in this joint venture company, which was formed to manufacture couplings for the automobile market in China.

     Management believes that Wuxi CSI has sufficient cash flow from opera-tions, combined with bank balances and bank borrowings, to provide sufficient cash to finance internal growth, capital projects and debt service require-ments for the foreseeable future.

Financing Activities

     Wuxi CSI relies on both short-term and long-term bank loans from Chinese banks to support its operating and capital requirements. On December 31, 1995, Wuxi CSI had short-term and long-term bank loans of Rmb 3.5 million and Rmb 31.4 million, respectively. Short-term loans have repayment terms ranging from three months to one year. Long-term loans have repayment terms ranging from one to two years. All of the short-term and long-term loans are unse-cured. Historically, Wuxi CSI has not experienced any difficulty in loan rollover, and Management has no reason to believe that this practice will not continue.

Effect of Inflation

     The general inflation rate in terms of the Retail Price Index in China was approximately 13.2%, 21.7% and 14.8% for 1993, 1994 and 1995 respec-tively. Management believes that inflation has not had a significant impact on Wuxi CSI's cost of components and raw materials in view of the fact that Wuxi CSI entered into fixed price agreements with key suppliers for supplying semi-finished goods. Inflation has resulted in upward pressure on wages and salaries for its employees. However, Management does not expect inflation to have a substantial effect on profit margins and income, since Wuxi CSI has been able to pass on such cost increases to customers.

Seasonal Aspects

     Wuxi CSI's products have almost no seasonal fluctuations especially for Santana vibration Isolators. Wuxi CSI's primary customer, Shanghai Volkswagen, usually provides an annual production quota of vibration isola-tors at the beginning of the year to help Wuxi CSI lay out its production plan. However, sales are typically higher in the second half of the year as compared to the first half due to the Lunar Chinese New Year holidays.

Special Note
------------
The following includes financial information prior to September 10, 1993, when Wuxi CSI was incorporated in the People's Republic of China as a Sino-foreign equity joint venture enterprise, and operated as Wuxi Vibration Isolator Factory. Therefore, the following comparative financial information is provided for general information purposes only.

Results of Operations - 1993 compared to 1994
----------------------------------------------
Table 9 Wuxi CSI - Summary Financial Information

                                         % change
                      1994     1995   from prior year
                      ----     ----   ---------------
(Rmb in million)
Sales                57.76    72.57          26%
Gross Profit         19.85    26.36          33%
Operating Income (1)  8.02    12.18          52%
Net Income            6.30     7.53          20%

(1) Operating income means income before minority interest, income tax, net interest expense and other income.

Sales

Sales of Wuxi CSI increased by approximately 26%, to Rmb 72.6 million in 1994, as compared to Rmb 57.8 million in 1993. This was attributable to the continued growth of the Chinese automobile industry. Demand from its major customer, Shanghai Volkswagen manufacturer, increased significantly in 1994 as compared to 1993. Unit sales to Shanghai Volkswagen accounted for approxi-mately 41% - 51% of total sales in 1994, representing approximately 1.8 mil-lion units.

Gross Profit

     Gross profit of Wuxi CSI increased 33% to Rmb 26.4 million in 1994, as compared to 19.9 million in 1993. Gross profit as a percentage of sales in-creased to 36.3% in 1994, as compared to 34.4% in 1993 (whole year). The in-crease in gross profit was primarily the result of two factors. First, Wuxi CSI increased productivity which resulted in a decrease of fixed overhead as related to production volume. Second, as a result of the improved production efficiencies, there was an overall reduction in scrap loss.

Selling and Administrative Expenses

     Selling and administrative expense increased by 19.8% or Rmb 14.2 mil-lion in 1994 compared to Rmb 11.83 million in 1993 (whole year). The increase was attributable to a general increase in expenses as a result of higher sales volume, general inflation and a 30% increase in wage expenses. Selling and administrative expense as a percentage of sales were 19.5% in 1994, as compared to 20.5% in 1993 (whole year).

Interest Expense

     Interest expense amounted to Rmb 2.2 million in 1994 and Rmb 2.1 million in 1993 (whole year). Outstanding bank loans were maintained at approximately the same level during these periods. Interest income increased by 950% to 2.1 million in 1994 from 0.2 million in 1993 (whole year). The increase reflects Interest income accrued on USD cash invested by China Machinery, however, such income was partially offset by a devaluation of USD against Renminbi during 1994. Consequently, there was net interest income of approximately Rmb 104 thousand in 1994 as compared to a net interest expense of Rmb 201 thou-sand in 1993.

Operating Income

     Operating income increased 52% to Rmb 12.18 million in 1994, as compared to Rmb 8.02 million in 1993 (whole year). Operating income as a percentage of sales was 16.8% in 1994, as compared to 13.9% in 1993 (whole year). The in-crease in operating income as a percentage of sales was due primarily to an increase in gross profit.

Net Income

     Net income increased 20% to 7.53 million in 1994, as compared to Rmb
6.30 million in 1993 (whole year). Net income as a percentage of sales de-creased to 10.4% in 1994, as compared to 10.9% in 1993 (whole year). The in-crease in net income was attributable to an increase in operating income and also reflects Wuxi CSI starting its income tax holiday in 1994.

Liquidity and Capital Resources
-------------------------------
Operating Activities

     During the year ended December 31, 1994, net cash provided by operating activities was approximately Rmb 4.5 million, which came primarily from net income and minority interest contributions. Net cash from investing activi-ties were used in the acquisition of property, plant and equipment and amounted to net 4.6 million. Net cash provided by financing activities amounted to Rmb 1.7 million. This was mainly because China Strategic Holdings Limited, through an operating subsidiary, increased its capital contribution in the Operating Subsidiary by Rmb 3.6 million. The year ended with an in-crease in cash and cash equivalents of Rmb 1.6 million, producing a balance of cash and cash equivalents as at December 31, 1994 of Rmb 30.4 million.

     During the year ended December 31, 1993, net cash used in operating ac-tivities was approximately Rmb 7.63 million, which primarily reflected ac-counts receivable, inventories, prepayments, accrued expenses and other pay-ables. Net cash flows from investing activities were used in the acquisition of property, plant and equipment and amounted to net Rmb 13 million, includ-ing sales proceeds from the disposal of fixed assets of Rmb 8.5 million. Net cash provided by financing activities amounted to Rmb 44.2 million. This amount reflects China Strategic Holdings Limited, through an operating sub-sidiary, making a capital contribution of Rmb 34.7 million. The year ended with an increase in cash and cash equivalents of Rmb 23.6 million, producing a balance of cash and cash equivalents as at December 31, 1993 of Rmb 28.8 million.

Commitments for Capital Expenditure

     At the end of the year 1994, Wuxi CSI had capital commitment to acquire machinery and equipment of approximately Rmb 30.3 million as compared to Rmb
13.6 million at year end 1993. Management believes that Wuxi CSI has suffi-cient cash flow from operations, combined with bank balances and bank borrow-ings, to provide sufficient cash to finance internal growth, capital projects and debt service requirements for the foreseeable future.

Financing Activities

     Wuxi CSI relies on both short-term and long-term bank loans from Chinese banks to support its operating and capital requirements. On December 31, 1994, Wuxi CSI had short-term and long-term bank loans of Rmb 3.5 million and Rmb 35 million respectively. Short-term loans have repayment terms ranging from three months to one year. Long-term loans have repayment terms ranging from one to two years. All of the short-term and long-term loans are unse-cured. Historically, Wuxi CSI had not experienced any difficulty in loan rollover, and Management has no reason to believe that this practice will not continue.

Effect of Inflation

     The general inflation rate in terms of the Retail Price Index in China was approximately 21.7% in 1994 and 13.2% in 1993. Management believes that inflation has not had significant impact on the Operating Subsidiary's cost of components and raw materials in view of the fact that the Operating Sub-sidiary entered into fixed price agreements key suppliers for supplying semi-finished goods. Inflation has resulted in upward pressure on wages and salaries for employees at the Operating Subsidiary. However, Management does not expect inflation to have a material effect on profit margins and income, since Wuxi CSI has been able to pass on such cost increases to customers.

Seasonal Aspects

     Wuxi CSI's products have almost no seasonal fluctuations especially for Santana vibration Isolators. Wuxi CSI's primary customer, Shanghai Volkswagen, usually provides an annual production quota of vibration isola-tors at the beginning of the year to help the company lay out its production plan. However, sales are typically higher in the second half of the year as compared to the first half due to the Lunar Chinese New Year holidays.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplementary Data for the Registrant for the period ended December 31, 1995 and 1994 are set forth in Exhibit 99-I at-tached hereto and made a part hereof. The following are (i) the Consolidated Financial Statements of Acewin Profits Limited and Subsidiaries as of Decem-ber 31, 1993, 1994 and 1995, (ii) the Statements of Income and Related Re-ports of Wuxi CSI for the nine months ended September 30, 1993 and (iii) the Unaudited Proforma Consolidated Financial Statements of the Registrant as of December 31, 1995.

                                     ARTHUR
                                    ANDERSEN
                            ARTHUR ANDERSEN & CO. SC


                                                Arthur Andersen & Co.
                                                Certified Public Accountants
                                                ----------------------------
                                                25/F., Wing On Centre
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS	       111 Connaught Road Central
                                                Hong Kong




To Acewin Profits Limited:


We have audited the accompanying consolidated balance sheets of Acewin Prof-its Limited (incorporated in the British Virgin Islands) and its subsidiaries as of December 31, 1993, 1994 and 1995, and the related consolidated state-ments of income, cash flows and changes in shareholder's equity for the three months ended December 31, 1993 and the years ended December 31, 1994 and 1995, expressed in Chinese Renminbi. These financial statements are the re-sponsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing stan-dards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting prin-ciples used and significant estimates made by management, as well as evaluat-ing the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred above present fairly, in all material respects, the financial positions of Acewin Profits Limited and its subsidiaries as of December 31, 1993, 1994 and 1995, and the results of their operations and their cash flows for the three months ended December 31, 1993 and the years ended December 31, 1994 and 1995 in confor-mity with generally accepted accounting principles in the United States of America.






/s/Arthur Andersen & Co.

Hong Kong,

April 5, 1996.

                     ACEWIN PROFITS LIMITED AND SUBSIDIARIES
                     ---------------------------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
           FOR THE PERIOD FROM OCTOBER 1, 1993 TO DECEMBER 31,1993 AND
          -----------------------------------------------------------
                  FOR THE YEARS ENDED DECEMBER 31,1994 AND 1995
                 ----------------------------------------------
                              (Amounts in thousands)


                                Three months
                                   ended
                                December 31            Year ended December 31,
                                              ---------------------------------------
                                  1993             1994       1995        1995
                               ------------    ----------  ----------  ---------
                                  Rmb              Rmb         Rmb         US$

Sales                            14,940           72,570     108,408     13,014

Cost of goods sold               11,198           46,213      64,785      7,777
Selling and administrative
   expenses                       3,784           14,173      15,642      1,878

Interest expense (income), net      480             (104)     (1,627)      (195)
Other income, net                  (648)            (481)       (649)       (78)

    Total cost and expenses      14,814           59,801      78,151      9,382
                              -----------   ------------   ---------   --------
    Income before income taxes
      and minority interests        126           12,769      30,257      3,632

Provision for income taxes          (78)               -	           -          -

    Income before minority
     interests                       48           12,769      30,257      3,632

Minority interests                  138           (5,238)    (13,386)    (1,607)
                              ----------     ------------   ---------   -------
    Net income                      186            7,531      16,871      2,025
                              ==========     ============   =========   ========







Translation of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on March 31, 1996 of US$1.00 = Rmb8.33. No repre-sentation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1996 or at any other certain rate.

The accompanying notes are an integral part of these consolidated statements of income.
                                       - 2 -

                      ACEWIN PROFITS LIMITED AND SUBSIDLARIES
                      ---------------------------------------

                        CONSOLIDATED BALANCE SHEETS AS OF
                        ----------------------------------
                         DECEMBER 31, 1993, 1994 AND 1995
                         --------------------------------
            (Amounts in thousands, except number of shares and share data)



                                                       December 31,
                                     ----------------------------------------------
                                        1993        1994        1995        1995
                                     ----------  ----------  ----------  ----------
                                         Rmb         Rmb         Rmb         US$
ASSETS

Current assets
  Cash and cash equivalents              28,857      30,440	     50,320      6,041
  Accounts receivable, net               11,224      13,781      15,977      1,918
  Inventories                            15,920      14,801      16,369      1,965
  Prepayments and other current
    assets                               11,219      14,245      11,233      1,349
  Due from related companies              1,149       3,130       4,166        500
                                     ----------   ---------  ----------  ---------
Total current assets                     68,369      76,397      98,065     11,773
                                     ----------   ---------  ----------  ---------
Property, plant and equipment,
  net                                    52,037      54,621      67,222      8,070
Long-term investment                      2,543       2,348       2,278        273
Intangibles                               1,345       1,173       1,001        120
                                      ---------  ----------  ----------  ---------
Total assets                            124,294     134,539     168,566     20,236
                                      =========  ==========  ==========  =========
LIABILITIES AND
  SHAREHOLDER'S EQUITY
----------------------
Current liabilities
  Short-term bank loans                   3,450       3,450       3,450       414
  Long-term bank loans - current
    portion                              15,000      18,850      15,900     1,909
  Accounts payable                        4,390       4,248       8,796     1,056
  Accrued expenses and other
    payables                             10,160       7,823      10,819     1,299
  Taxes other than income                   453         535         715        86
  Due to related companies                3,037       1,214       2,718      .326
                                     ----------  ----------  ----------  ---------
Total current liabilities                36,490      36,120      42,398      5,090
                                     ----------  ----------  ----------  ---------
Long-term bank loans                     20,740      16,140      15,490      1,860
Loans from related parties                  470         120        -          -
Due to Chinese joint venture
  partner                                   963       1,319      13,397      1,608
Due to China Strategic Holdings
  Limited                                34,262      36,702      36,550      4,388
Minority interests                       31,182      36,420      36,433      4,373
Obligations and commitments
  (Note 10)

                                      -3-

                      ACEWIN PROFITS LIMITED AND SUBSIDIARIES
                      ---------------------------------------

                           CONSOLIDATED BALANCE SHEETS AS OF
                           ----------------------------------
                       DECEMBER 31, 1993, 1994 AND 1995 (Cont'd)
                       -----------------------------------------
          (Amounts in thousands, except number of shares and share data)


                                                  December 31,
                                   ---------------------------------------------
                                      1993        1994        1995        1995
                                  ----------  ----------  ----------  ----------
                                      Rmb         Rmb         Rmb          US$

Shareholder's equity:

Common stock, par value US$l
  each, 50,000 shares authorized;
  1 share outstanding                       1          1           1           1
Dedicated capital                           1        781       1,689         202
Retained earnings                         185      6,936      22,608       2,714
                                   ----------  ---------  ----------  ----------
Total shareholder's equity                187      7,718      24,298       2,917
                                   ----------  ---------  ----------  ----------
Total liabilities and
shareholder's equity                  124,294    134,539     168,566      20,236
                                   ==========  =========  ==========  ==========


Translation of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on March 31, 1996 of US$1.00 = Rmb8.33. No repre-sentation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1996 or at any other certain rate.

     The accompanying notes are an integral part of these consolidated bal-ance sheets.
                                      - 4 -

                       ACEWIN PROFITS LIMITED AND SUBSIDIARIES
                       ---------------------------------------

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -------------------------------------
            FOR THE PERIOD FROM OCTOBER 1, 1993 TO DECEMBER 31, 1993 AND
            ------------------------------------------------------------
            FOR THE YEARS ENDED DECEMBER 31.1994 AND 1995
                  ---------------------------------------------
                               (Amounts in thousands)


                                      Three months
                                          ended
                                       December 31           Year ended December 31,
                                       -----------   ---------------------------------
                                           1993        1994         1995         1995
                                       ----------   ----------   ----------   ---------
                                           Rmb          Rmb         Rmb           US$

Cashflows from operating
  activities:

Net income                                    186        7,531       16,871      2,025
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Minority interests                         (138)       5,238       13,386      1,607
  Depreciation and
    amortization                              462        2,359        2,942        353
  (Gain) loss on disposal of
    fixed assets                             (588)          31          (99)       (12)
  Allowance for doubtful
    accounts                                  225        1,807            -          -
(Increase) decrease in assets:
  Accounts receivable                      (5,560)      (4,364)      (2,196)      (264)
  Inventories                                 515        1,119       (1,568)      (188)
  Prepayments and other
    current assets                         (6,424)      (3,026)       3,012        362
  Due from related companies               (1,149)      (1,981)      (1,036)      (124)
Increase (decrease) in
  liabilities:
  Accounts payable                          3,194         (142)       4,548        546
  Accrued expenses and other
    payables                                6,492       (2,337)       2,996        360
  Taxes other than income                    (395)          82          180         22
  Due to related companies                  3,037       (1,823)       1,504        180
                                       ----------   -----------   ---------  ----------
Net cash (used in) provided by
  operating activities                       (143)       4,494       40,540      4,867
                                       -----------  -----------  ----------  ----------
Cash flows from investing
  activities:
  Redemption of government
    bonds                                       -          195           70          8
  Acquisition of property, plant
    and equipment                         (18,757)      (4,805)     (15,454)    (1,855)
  Sales proceeds from disposal of
    fixed assets                            8,525            3          182         22
                                      ------------  -----------  -----------  ---------
Net cash used in investing
  activities                              (10,232)      (4,607)     (15,202)    (1,825)
                                       -----------  -----------  -----------  ---------

                                      - 5 -

                       ACEWIN PROFITS LIMITED AND SUBSIDIARIES
                       ---------------------------------------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        --------------------------------------
            FOR THE PERIOD FROM OCTOBER 1, 1993 TO DECEMBER 31,1993 AND FOR
            ---------------------------------------------------------------
                      THE YEARS ENDED DECEMBER 31,1994 AND 1995
                      -----------------------------------------

                             (Amounts in thousands)


                                     Three months
                                        ended
                                     December 31        Year ended December 31,
                                   ------------  ---------------------------------
                                       1993         1994        1995       1995
                                   ----------  -----------  ----------  ----------
                                        Rmb          Rmb         Rmb        US$

Cash flows from financing
  activities:
  Repayment of loans from
    related parties                        -          (350)     (120)         (14)
  Proceeds of long-term bank
    loans                              8,900        14,250     14,250       1,710
  Repayment of long-term bank
    loans                             (7,400)	     (15,000)   (17,850)     (2,143)
  Due to Chinese joint venture
    partner                              963           356     (1,295)       (155)
  Due to China Strategic
    Holdings Limited ("CSH")            (442)       (1,136)      (443)        (53)
  Capital contribution to
    Operating Subsidiary by
    CSH                               34,704         3,576          -           -
                                  ----------  ------------  ---------  -----------
Net cash provided by (used in)
  financing activities                36,725         1,696     (5,458)       (655)

Net increase in cash and cash
  equivalents                         26,350         1,583     19,880       2,387

Cash and cash equivalents, at
  beginning of period/year             2,507        28,857     30,440       3,654
                                   ---------  ------------  ---------  -----------
Cash and cash equivalents, at end
  of period/year                      28,857        30,440     50,320       6,041
                                   =========  ============  =========  ===========

Translation of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on March 31,1996 of US$1.00 = Rmb8.33. No repre-sentation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1996 or at any other certain rate.
The accompanying notes are an integral part of these consolidated statements of cash flows.
                                     - 6 -

                     ACEWIN PROFITS LIMITED AND SUBSIDIARIES
                     ---------------------------------------

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EOUITY
          ----------------------------------------------------------

             FOR THE PERIOD FROM OCTOBER 1, 1993 TO DECEMBER 31 1993 AND
             -----------------------------------------------------------
                     FOR THE YEARS ENDED DECEMBER 31,1994 AND 1995
                     ---------------------------------------------
                   (Amounts in thousands, except number of shares)



                                Shares of
                               Common Stock    Common Stock    Dedicated     Retained
                                                                Capital      Earnings       Total
                               ------------    ------------    ----------    ---------    ---------
                                  Number           Rmb            Rmb           Rmb         Rmb

Balance at October 30, 1993            1              1              -             -            1
Net income                           -              -                -            186         186
Transfer to dedicated capital        -              -                  1           (1)         -
                               -----------    -------------    -----------   ----------   ----------
Balance at December 31, 1993           1              1                1          185         187

Net income                          -               -                -          7,531        7,531
Transfer to dedicated capital       -               -                780         (780)          -
                               -----------    -------------    ------------   ----------   -----------
Balance at December 31, 1994          1               1              781        6,936        7,718

Net income                          -               -                -         16,871       16,871
Transfer to dedicated capital       -               -                908         (908)         -
Dividend declared                   -               -                -           (291)        (291)
                               ----------     -------------    ------------   ----------   -----------
Balance at December 31, 1995          1               1            1,689       22,608        24,298
                               ==========     =============    ============   ==========   ============







The accompanying notes are an integral part of these consolidated statements of changes in shareholder's equity.

                       ACEWIN PROFITS LIMITED AND SUBSIDIARIES
                       ----------------------------------------

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------
                   (Amounts in thousands, except number of shares,
                     per share data and unless otherwise stated)



1.  ORGANIZATION AND PRINCIPAL ACTIVITIES
-----------------------------------------
Acewin Profits Limited ("the Company") was incorporated in the British Virgin Islands on October 4, 1993 with an authorized share capital of 50,000 common shares with a par value of US$1 each, one share was issued at its par value to China Strategic Holdings Limited ("CSH") (formerly known as China Strate-gic Investment Limited), a company incorporated in Hong Kong whose shares are listed on the Stock Exchange of Hong Kong.

The Company is a holding company established to hold a 100% interest in China Machine (Holdings) Limited ("CMHL") (formerly known as Hank Reddit Limited), a company incorporated in Hong Kong. CMHL, in turn, holds a 55% interest in Wuxi CSI Vibration Isolator Co., Ltd. (the "Operating Subsidiary" or "Wuxi CSI"). CMHL's interests in Wuxi CSI was transferred from China Machinery Holdings Limited ("China Machinery"), a company incorporated in Hong Kong and a wholly-owned subsidiary of CSH, pursuant to a shareholder's resolution dated December 13, 1995.

Wuxi CSI is a Sino-foreign joint venture enterprise established on September 10, 1993 in the City of Wuxi, Jiangsu Province in the People's Republic of China (the "PRC"). The total cash consideration paid by China Machinery for its interests in Wuxi CSI amounted to RMB38,280, equivalent to US$4,400 at the date of acquisition. In addition to the initial capital contribution, China Machinery and the Chinese joint venture partner also capitalized their respective share of distributable profits for the year ended December 31, 1994 as additional paid-in capital.

Key provisions of the joint venture agreement of Wuxi CSI include:

   the joint venture period is 50 years from the date of formation;

   the profit and loss sharing ratio is the same as the percentage of equity interest; and

   the Board of Directors consists of 7 members: 4 designated by CMHL and 3 designated by Wuxi Vibration Isolator Factory, the Chinese joint venture partner of Wuxi CSI.
                                      -  8 -

--------------------------------------------------
The acquisition of the Operating Subsidiary by China Machinery has been ac-counted for by the purchase method of accounting. The tangible assets were valued in the acquisition at the estimated fair value, which approximated historical net book value. The results of the Operating Subsidiary are in-cluded in the consolidated statements of income from the effective date of the joint venture, October 1, 1993. As a result of the allocation of income to minority interests and reductions in the income tax and sales tax rates, the consolidated statement of income of the Company and its subsidiaries for the three months ended December 31, 1993, and the years ended December 31, 1994 and 1995 are not comparable to the results of operations of Wuxi CSI for the nine months ended September 30, 1993 ("the Pre-joint Venture period") in certain material respects.

China Machinery's interests in Wuxi CSI were transferred to CMHL at histori-cal net book value of Rmb8,377 in exchange for CMHL's assumption of China Ma-chinery's liability to CSH in an equal amount. The transfer of CSH's inter-est in CMHL to the Company was also effected at historical net book value. The transfer to CMHL by China Machinery of its interests in the Operating Subsidiary and the transfer of CSH's interest in CMHL to the Company were a result of a re-organization of companies under common control and have been accounted for effectively as poolings of interests. The accompanying con-solidated financial statements of the Company have been restated to present the acquisition of the Operating Subsidiary as if it had been made in October 1993 by CMHL and the transfer of CSH's interest in CMHL to the Company had occurred on October 1, 1993.

Wuxi CSI operates in the PRC and accordingly is subject to special considera-tions and significant risks not typically associated with investments in eq-uity securities of-United States and Western European companies. These in-clude risks associated with, among others, the political, economic and legal environments and foreign currency exchange. These are described further in the following paragraphs:

Political Environment

The value of the Company's interests in the Operating Subsidiary may be ad-versely affected by significant political, economic and social uncertainties in the PRC. A change in policies by the Chinese government could adversely affect the Company's interests in the Operating Subsidiary by, among other factors: changes in laws, regulations or the interpretation thereof; confis-catory taxation; restrictions on foreign currency conversion, imports or sources of suppliers; or the expropriation or nationalization of private en-terprises.

Economic Environment

The economy of the PRC differs significantly from the economies of the United States and Western Europe in such respects as structure, level of develop-ment, gross national product, growth rate, capital reinvestment, resource al-location, self-sufficiency, rate of inflation and balance of payments posi-tion, among others. Only recently has the Chinese government encouraged sub-stantial private economic activities.

-------------------------------------         ----
The Chinese economy has experienced significant growth in the past five years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the Chinese central government to control inflation have significantly restrained economic expansion recently. Similar actions by the central government of the PRC in the future could have a sig-nificant adverse effect on economic conditions in the PRC and the economic prospects for the Operating Subsidiary and the Company.

Foreign Currency Exchange

The Chinese central government imposes control over its foreign currency re-serves through control over imports and through direct regulation of the con-version of its national currency into foreign currencies. As a result, the Renminbi is not freely convertible into foreign currencies.

The Operating Subsidiary conducts substantially all of its business in the PRC, and its financial performance and condition are measured in terms of Renminbi. Any devaluation of the Renminbi against the United States Dollar would consequently have an adverse effect on the financial performance and asset values of the Company when measured in terms of United States Dollars. The Operating Subsidiary's products are primarily sold in the PRC for Ren-minbi. Thus, their revenues and profits are predominantly denominated in Renminbi, and will have to be converted to pay dividends to the Company in United States Dollars or Hong Kong Dollars. Should the Renminbi devalue against the United States Dollar, such devaluation would have a material ad-verse effect on the Company's profits and the foreign currency equivalent of such profits repatriated by the Operating Subsidiary to the Company. The Company currently is not able to hedge its Renminbi - Dollar exchange rate exposure in the PRC because neither the banks in the PRC nor any other finan-cial institution authorized to engage in foreign exchange transactions offer forward exchange contracts.

Import Restrictions and the World Trade Organization

The PRC levies a tariff on imported vibration isolators or shock absorbers; this duty is intended in part to encourage the development of the domestic vehicle accessories industry.

The PRC is currently seeking to become a member of the World Trade Organiza-tion, which regulates trading among its signatory countries. If the PRC be-comes a member of the World Trade Organization, import restrictions on vehi-cle accessories could be reduced. If such restrictions were removed, the Op-erating Subsidiary would face increasing competition from imported foreign vehicle accessory products.

Legal System

Since 1979, many laws and regulations dealing with economic matters in gen-eral and foreign investment in particular have been enacted in the PRC. How-ever, the PRC still does not have a comprehensive system of laws and enforce-ment of existing laws may be uncertain and sporadic.

2.  BASIS OF PRESENTATION
--------------------------
The accompanying consolidated financial statements were prepared in accor-dance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). This basis of accounting differs from that used in the statutory financial statements of the operating Subsidiary, which were prepared in accordance with the accounting principles and the relevant fi-nancial regulations applicable to joint venture enterprises as established by the Ministry of Finance of China ("PRC GAAP").

The principal adjustments made to conform the statutory financial statements of the Operating Subsidiary to U.S. GAAP included the following:

  Addition of an allowance for doubtful accounts receivable;

  Addition of a provision to reduce the carrying value of inventories to net realizable value;

  Reclassification of certain items, designated as "reserves appropriated from net income", as a charge to income;

  Restatement of monetary assets and liabilities denominated in foreign cur-rencies to reflect the exchange rates prevailing at the balance sheet dates; and

  Adjustment to recognize sales and cost of sales upon delivery and accep-tance of goods by customers.



3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------
a.  Basis of Consolidation
    ----------------------
The consolidated financial statements include the financial statements of the Company and its majority owned and controlled subsidiaries. All material in-tercompany balances and transactions have been eliminated on consolidation.

b.  Sales
    -----
  Sales represent the invoiced value of goods, net of sales taxes, supplied to unrelated customers. Sales are recognized upon delivery and acceptance of goods by the customers.

c.  Cash and Cash Equivalents
    -------------------------
Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash and cash equivalents included United States Dollar deposits of US$2,841 (Rmb24,717), US$2,831 (Rmb23,894) and US$1,912 (Rmb15,908) as of December 31,
1993, 1994 and 1995 respectively.

-------------------------------------------------------

d.  Inventories
    -----------
Inventories are stated at the lower of cost, on a first-in first-out ba-sis, or net realizable value. Costs of work-in-progress and finished goods comprise direct materials, direct labor and an attributable por-tion of production overheads.

e.  Property, Plant and Equipment
    -----------------------------
Property, plant and equipment are stated at cost less accumulated deprecia-tion. Depreciation of property, plant and equipment is computed using the straight line method over the assets' estimated useful lives, taking into account the estimated residual value of 10% of the cost of fixed assets. The estimated useful lives are as follows:

          Plant and office buildings                  8 - 30 years
          Machinery and equipment                     3 - 20 years
          Motor vehicles                              2 - 10 years
          Furniture, fixtures and office equipment    2 - 10 years

Construction-in-progress (see Note 6) represents factory and office buildings under construction and plant and machinery pending installa-tion. This includes the costs of construction, the costs of plant and machinery and interest charges arising from borrowings used to finance these assets during the period of construction or installation. Interest capitalized amounted to Rmb441, Rmb1,244 and Rmb1,456 respectively for the three months ended December 31, 1993 and for the years ended December 31, 1994 and 1995 respectively.

f.  Taxation: Income Taxes
    ----------------------
The Company was incorporated under the laws of the British Virgin Is-lands, and under current British Virgin Islands law, the Company is not subject to tax on income or on capital gains.

The Company and its subsidiaries provide for Hong Kong profits tax on the basis of its income for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for profits tax purposes. As of December 31, 1993, the Company and its subsidiaries made provisions for Hong Kong profits tax of approximately Rmb77. The Company and its subsidiaries had no profits assessable to Hong Kong profits tax for the years ended December 31, 1994 and 1995.

-------------------------------------------------------
f.  Taxation- Income Taxes (Cont'd)
   -----------------------------
Wuxi CSI is subject to Chinese income taxes at the applicable tax rate for Sino-foreign equity joint venture enterprises (currently 27%) on the taxable income as reported in its statutory accounts adjusted for taxation in accordance with ' the relevant income tax laws applicable to Sino-foreign equity joint venture enterprises. Pursuant to the same income tax laws, Wuxi CSI, with a joint venture term of not less than 10 years and engaged in production, will be fully exempt from Chinese state unified income tax of 24% for two years starting from the first profit-making year followed by a 50% reduction of the Chinese state unified income tax for the next three years ("tax holiday"). Wuxi CSI will be fully exempt from the Chinese local income tax of 3% for five years starting from the first profit-making year.

Wuxi CSI has obtained approval from the Wuxi Tax Bureau to delay the commencement of the tax holiday to January 1, 1994. Accordingly, from the date of its incorporation to December 31, 1993, Wuxi CSI was sub-ject to Chinese state income tax at the rate of 24% plus Chinese local income tax at 3%. If the Operating Subsidiary had not been in the tax holiday period, the Company would have recorded additional income tax expense of Rmb3,143 and Rmb8,032, and net income of the Company would have been reduced by Rmb1,729 and Rmb4,418 for the years ended December 31, 1994 and 1995 respectively.

The Company provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all signifi-cant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differ-ences are classified as current or non-current based upon the classifi-cation of the related assets or liabilities in the financial state-ments.

g.  Taxation: Sales and Value-added Taxes
    -------------------------------------
Sales and value-added taxes are recognized on the accrual basis and sales are recorded net of these taxes.

Prior to December 31, 1993, the Operating Subsidiary was subject to Consoli-dated Industrial and Commercial Tax at a rate of 5.05% on the invoiced value of goods sold.

In December 1993, the Chinese government promulgated several major new tax regulations which came into effect on January 1, 1994. These new tax regula-tions replaced a number of former tax laws and regulations including the Con-solidated Industrial and Commercial Tax. Under these new tax regulations, the Operating Subsidiary is subject to value-added tax ("VAT") which is the principal indirect tax on the sales of tangible goods and the provision of certain specified services ("output VAT") and replaces the old Consolidated Industrial and Commercial Tax ("CICT") and Product Tax. The general VAT rate applicable to the Operating Subsidiary is 17.0%.

------------------------------------------------------
g.  Taxation: Sales and Value-added Taxes (Cont'd)
    ----------------------------------------------
Pursuant to a supplementary notice (the "notice") issued by the Ministry of Finance and the State Administration of Taxation ("SAT"), a deemed input VAT credit, calculated at 14.0% of the inventory balance as of January 1, 1994 was segregated from the carrying value of opening inventory balances of the Operating Subsidiary as of January 1, 1994. As a result, an amount of ap-proximately Rmb1,977, being the deemed input VAT paid, was transferred from opening inventory balances and recorded as deferred assets in the statutory accounts of the Operating Subsidiary on January 1, 1994. The notice also stipulated that these deferred assets would be available to offset future VAT payable under certain specific circumstances. As of December 31, 1995 the full amount of Rmb1,977 had been utilized by the Operating Subsidiary to off-set against VAT payable of the 1994 and 1995 fiscal years.

There is also a "grandfather" provision issued by the National People's Con-gress on December 29, 1993 for foreign invested enterprises previously paying CICT. The provision states that where the tax burden of foreign invested en-terprises established before December 31, 1993 increases due to the above noted change in tax laws, such enterprises may, upon application to and with the approval of the tax authorities, obtain a refund of any tax paid in ex-cess of the amount which would have been paid under previous CICT legisla-tion. The maximum limit for application of this provision is five years from January 1, 1994.

According to a circular ("the Circular") issued by SAT in September 1994, which further clarified the inter-play between the deemed input credit and the grandfather provision, the computed grandfather refund of excess tax li-ability is to be firstly reduced by the unutilized balance of deemed input VAT credit. After the deemed input VAT credit is fully offset in this man-ner, any remaining balance of the grandfather refund would be refunded through a reduction in VAT liability for that period or in cash.

As of December 31, 1994 and 1995, the Operating Subsidiary claimed from the local tax bureau an aggregate amount of approximately Rmb2,141 and Rmb1,249 as grandfather refunds. Approximately Rmb9OO was received in the form of cash for 1995, while the remaining Rmb2,141 and Rmb349 for 1994 and 1995 re-spectively was utilized to offset against VAT payable for 1994 and 1995 re-spectively. The grandfather refunds have been included in the accompanying financial statements as a reduction in cost of goods sold for the years ended December 31, 1994 and 1995 respectively.

-------------------------------------------------------
h.  Foreign Currency Translation
    ----------------------------
The Operating Subsidiary maintains its books and records in Renminbi. Foreign currency transactions are translated into Renminbi at the appli-cable unified rates of exchange or the applicable rates of exchange quoted by the applicable foreign exchange adjustment center ("swap cen-ter"), prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into Ren-minbi using the applicable unified rates of exchange or the applicable swap center rates prevailing at the balance sheet dates. The resulting exchange differences are included in the determination of income.

The Company's registered capital is denominated in United States Dollars and the reporting currency is Renminbi. For financial reporting pur-poses, the United States Dollars capital amounts have been translated into Renminbi at the swap centre rates prevailing at the capital injec-tion date.

The Renminbi is not freely convertible into foreign currencies. All foreign exchange transactions involving Renminbi must take place either through the Bank of China or other institutions authorized to buy and sell foreign currencies, or at a swap center. Before January 1, 1994, the exchange rates used for transactions through the Bank of China and other authorized institutions were set by the government (the "official exchange rate") from time to time whereas the exchange rates available at the swap centers (the 'swap center rates") were determined largely by supply and demand. The Chinese government announced the unification of the two-tier exchange rate systems in December 1993 effective January 1, 1994. The unification brought the official exchange rate of the Ren-minbi in line with the swap center rate. The unification did not have a major impact on the consolidated financial statements of the Company un-der U.S. GAAP.

Sino-foreign equity joint venture enterprises can enter into exchange transactions at swap centers. Payment for imported materials and remit-tance of earnings outside of the PRC are subject to the availability of foreign currency which is dependent on the foreign currency denominated earnings of the entity or must be arranged through a swap center. Ap-proval for exchange at the swap center is granted to joint venture en-terprises for valid reasons such as the purchase of imported materials and remittance of earnings.

The official exchange rates, unified exchange rates and Shanghai swap center rates as of December 31, 1993, December 31, 1994 and December 31, 1995 were as follows:

                                               December 31,
                             ----------------------------------------------
                                  1993          1994           1995
                             --------------  -----------  ---------------
Rmb equivalents of US$1
  Official exchange rate           5.80         N/A           N/A
  Unified exchange rate             N/A        8.44          8.32
  Shanghai swap center rate        8.70        8.44          8.32

-------------------------------------------------------
i.    Dedicated Capital
   -----------------
In accordance with the relevant laws and regulations for Sino-foreign eq-uity joint venture enterprises, the Operating Subsidiary maintains discre-tionary dedicated capital, which includes a general reserve fund, an enter-prise expansion fund and a staff welfare and incentive bonus fund. The Board of Directors of the Operating Subsidiary will determine on an annual basis the amount of the annual appropriations to dedicated capital. For the three months ended December 31, 1993 and for the year ended December 31, 1994, the Operating Subsidiary appropriated 5% of the after-tax profits as reflected in its statutory financial statements to each of the above three funds. For the year ended December 31, 1995, the Operating Subsidi-ary appropriated 5% of the after-tax profits as reflected in its statutory financial statements to each of the general reserve fund and the staff wel-fare and incentive bonus fund. Such appropriations are reflected in the year end consolidated balance sheets under shareholder's equity as dedi-cated capital; however, the appropriation for the staff welfare and incen-tive bonus fund is charged to income before arriving at net income and the unused portion is recorded as a current liability.

j.  Long-term investment
    ---------------------
Long-term investment includes Chinese government bonds and unlisted invest-ments held for the long-term and are stated at cost less provision for per-manent diminution in value.

Income from investments is accounted for to the extent of dividends re-ceived and receivable.




4.  ACCOUNTS RECEIVABLE
------------------------

Accounts receivable consists of:

                                                  December 31,
                                      -------------------------------------
                                          1993          1994          1995
                                      -----------  -------------  ----------
                                          Rmb            Rmb           Rmb

Trade and other receivables              11,449        15,813        18,009
Less: Allowance for doubtful accounts      (225)       (2,032)       (2,032)
                                      -----------  -------------  ----------
Accounts receivable, net                 11,224	       13,781        15,977
                                      ============  ============  ==========

Wuxi CSI had a trade receivable with one of its customers, which accounted for approximately Nil%, 12% and 11% of the accounts receivable as of Decem-ber 31, 1993, 1994 and 1995 respectively. Sales to two major customers un-der the ownership of the same ultimate holding company accounted for ap-proximately 45%, 70% and 85% of the total sales for the three months ended December 31, 1993 and the years ended December 31, 1994 and 1995 respec-tively. Sales to the third largest customer accounted for approximately 4%, 11 % and 10% for the respective period/years mentioned above.

5.  INVENTORIES
---------------
                                                  December 31,
                                  -----------------------------------------
                                     1993            1994          1995
                                 ----------    -------------   ------------
                                     Rmb             Rmb           Rmb

Raw materials                       7,834            5,504          5.866
Work-in-progress                    2,221            2,432          2,636
Finished goods                      5,865            6,865          7,867
Less: Provision for obsolescence        -                -              -
                                 ---------     -------------   ------------
                                   15,920            14,801        16,369
                                ==========     =============   ============


6.  PROPERTY, PLANT AND EOUIPMENT
-----------------------------------

                                                December 31,
                                  -------------------------------------------
--
                                    1993           1994              1995
                                 ----------    ------------     ------------
                                     Rmb           Rmb               Rmb


Plant and office buildings         12,775          15,516            20,021
Machinery and equipment            21,965          25,154            38,550
Motor vehicles                      1,559           2,641             2,773
Furniture, fixtures and office
  equipment                           611           2,157             2,847
Construction-in-progress           15,561	         11,740             8,375
Less: Accumulated depreciati         (434)         (2,587)           (5,344)
                                 -----------   --------------    ------------
-
Net book value                     52,037           54,621           67,222
                                ===========    =============     ============


7.  LONG-TERM INVESTMENT
--------------------------
Long-term investment comprised:
                                               December 31,
                           -----------------------------------------------
                                 1993            1994             1995
                             ------------  --------------   ---------------
                                 Rmb             Rmb               Rmb

Unlisted investments, at cost    2,088           2,088            2,088
Government debentures              455             260              190
                             -----------  ---------------   --------------
                                 2,543           2,348            2,278
                             ============   ==============    =============

7.  LONG-TERM INVESTMENT Cont'd
-------------------------------
The directors are of the opinion that the underlying values of the invest-ments were not less than their carrying values as of December 31, 1993, 1994 and 1995 respectively.

There was no dividend income received or receivable from these long-term investments for the three months ended December 31, 1993. Dividend income received for the years ended December 31,1994 and 1995 amounted to Rmb427 and Rmb452 respectively.



8.  SHORT-TERM BANK LOANS
---------------------------
Short-term bank loans were unsecured and were denominated in Renminbi with repayment terms ranging from three months to one year.

Supplemental information with respect to short-term bank loans for the year ended December 31, 1995 were as follows:

Maximum amount outstanding during the year:                      Rmb 4,950
Average amount outstanding during the year:                      Rmb 3,825
Weighted average interest rate at the end of the year:     11.07% per annum
Weighted average interest rate during the year:            10.67% per annum

9.  LONG-TERM BANK LOANS
------------------------
Long-term bank loans, all of which were unsecured, bear average interest rates at approximately 13% (December 31, 1994 - 9.7% and December 31, 1993
- 7.5 %) and are repayable as follows:


                                                  December 31,
                                                      1995
                                                 --------------
                                                       Rmb

1996                                                 15,900
1997                                                 15,490
                                                  -------------
Total                                                31,390
                                                  =============

All the long-term bank loans are denominated in Renminbi.

10.  OBLIGATIONS AND COMMITMENTS
--------------------------------
As of December 31, 1995, the Company had outstanding capital commitments for purchases of machinery and equipment of approximately Rmb10,776. As of De-cember 31, 1995, the Operating Subsidiary had also entered into a joint ven-ture agreement with a German company for the formation of a joint venture company in Wuxi City, Jiangsu Province in the PRC. Total capital commitments as of March 25, 1996 (date of formation of the joint venture company) amounted to US$1,960 (see Note 17.a).



11.  DISTRIBUTION OF PROFIT
----------------------------
Dividends from the Operating Subsidiary will be declared based on the profits as reported in the statutory financial statements. Such profits will be dif-ferent from the amounts reported under U.S. GAAP. As of December 31, 1995, the Operating Subsidiary had distributed all available retained earnings of Rmb29,718 as reported in its statutory financial statements.



12.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
-------------------------------------------------
a.  Guarantee of related party loan
    -------------------------------
During the year ended December 31, 1995, the Operating Subsidiary extended a corporate guarantee to a related company of CSH for bank borrowings of Rmb800.

b.  Land use right
    --------------
The Wuxi City government has granted its approval to Wuxi Vibration Isolator Factory ("Wuxi Factory"), the Chinese joint venture partner of Wuxi CSl, to use the parcel of land on which Wuxi CSI's main factory is located. Under the terms of the joint venture agreement and a subsequent confirmation from Wuxi Factory, it has agreed to provide for the use of the land by Wuxi CSI for the 50 year term of the joint venture. Wuxi Factory does not currently charge Wuxi CSI for the use of the land. Under current PRC regulations, where land use rights are granted to a Sino-foreign equity joint venture, the joint venture would pay no land use fees during an initial five-year period and a 50% reduction for the next five-year period. The annual land use fee has been estimated by management to be approximately Rmb600. Should Wuxi CSI wish to obtain title to the land use rights, a premium may be levied by the relevant government authorities for the transfer.

13.  DUE TO CHINESE JOINT VENTURE PARTNER
------------------------------------------
The amounts due to Chinese joint venture partner represent the excess of the book value of the net assets contributed by the Chinese joint venture part-ner upon the formation of the Operating Subsidiary over its share of the registered capital of the joint venture enterprise.

The balance as of December 31, 1995 included dividends payable to the Chi-nese joint venture partner of Rmb13,373 which represented its share of the distribution of the profit after appropriations to dedicated capital for the year ended December 31, 1995 as reflected in the statutory financial state-ments of the Operating Subsidiary.

These amounts are unsecured, non-interest bearing and have no fixed repay-ment date.



14.  RETIREMENT PLANS
----------------------
As stipulated by the regulations of the Chinese government, all of the Chi-nese staff of the Operating Subsidiary are entitled to an annual pension on retirement, which is equal to their basic salaries at their retirement dates. The Chinese government is responsible for the pension liability to these retired staff. The Operating Subsidiary is only required to make specified contributions to the state-sponsored retirement plan calculated at 23.5% (for 1993) and 25.5% (for 1994 and 1995) of the basic salary of the staff. The expenses reported in the consolidated financial statements re-lated to these arrangements were Rmb379 for the three months ended December 31,1993, and Rmb2,125 and Rmb2,222 for the years ended December 31, 1994 and 1995 respectively.

15.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
-------------------------------------------------------
                                 Three months
                                    ended
                                 December 31,       Year ended December 31,
                              ----------------    ---------------------------
                                    1993               1994           1995
                              ----------------    ------------   ------------
                                    Rmb                 Rmb           Rmb
Cash paid for:
  Interest expense (net of amount
    capitalized)                       1,375          2,166          2,696
  Income taxes                            77              -              -
Non-cash investing and financing
  activities:
  Paid-in capital from the Chinese
    joint venture partner through the
    injection of the net book value of
    the fixed assets of the predecessor
    plant                             31,320              -              -



16.  OTHER SUPPLEMENTAL INFORMATION
-----------------------------------
The following items are included in the consolidated statements of income:

                                  Three months
                                     ended
                                  December 31,      Year ended December 31,
                               -----------------  ---------------------------
                                     1993              1994          1995
                                 ---------------   ------------  ------------
                                     Rmb               Rmb            Rmb

Foreign exchange gain                    11              191          476
Interest income                         216            2,096        4,009
Sales taxes                             850                -            -
Provision for doubtful accounts         225            1,807            -


17.  SUBSEQUENT EVENTS
----------------------
a. Pursuant to a joint venture agreement signed in December 1995 by the Oper-ating Subsidiary with Vulkan Kupplungs - U Getriebebau B. Hackforth GMBH &
Co. KG, a Germany incorporated company, the Operating Subsidiary formed a new Sino-foreign joint venture enterprise established in the City of Wuxi, Jiangsu Province in the PRC. Details of the provisions in the joint ven-ture agreement are as follows:

------------------------------

                      Percentage of
Name of joint         interest held      Date of        Total       Registered     Principal
venture company         by Wuxi CSI     formation     investment      capital      activities
---------------       -------------   ------------   ------------    -----------    ------------
Wuxi Vulkan                49%        March 25,1996   US$  $8,000    US$   4,000    Production of
 Couplings Co.,                                                                       Couplings
 Ltd. ("WVCC")



WVCC will have a duration of fifty years.

b. Pursuant to an acquisition agreement dated February 8, 1996 between Re-gal International Inc., ("Regal"), a Delaware Corporation whose shares are listed on the National Association of Securities Dealers Automated
Quotations ("NASDAQ"), Acewin Profits Limited ("the Company") and China
Strategic Holdings Limited ("CSH"), Regal acquired all the issued and outstanding shares of the Company at a consideration of US$13.5 million to be satisfied through the issuance of a US$13.5 million Convertible
Note (the "Convertible Note") by Regal to CSH bearing interest at 9% per annum after an initial 6-month interest-free period. The principal and any unpaid interest owing on the Convertible Note can be convertible into shares of the Common Stock, US$0.01 par value, of Regal ("Common
Stock") at a conversion price of US$0.0302 per share.  The Convertible
Note, if exercised by CSH would give CSH a controlling interest of more than 80% in Regal. This Convertible Note is secured by a pledge of Re-gal's interest in the shares of the Company in favour of CSH.

Pursuant to the acquisition agreement, the principal amount of the Converti-ble Note will be reduced by a pre-determined formula if the audited finan-cial statements of Wuxi CSI for the year ended December 31, 1995 reflect an after tax profit of less than US$3 million.

c. Pursuant to an agreement signed between CSH and the Company dated Janu-ary 19, 1996, the payable balance of Rmb36,550 due to CSH as of Decem-ber 31, 1995 will be contributed by CSH into the Company as additional paid-in capital and shall only be payable upon liquidation of the Com-pany.




                             FINANCIAL STATEMENTS
                             --------------------
                                  PART II
                                  -------
















                                  ARTHUR
                                 ANDERSEN

                        ARTHUR ANDERSEN & CO., SC


                                                  Arthur Andersen & Co.
                                                  Certified Public Accountants
                                                  ----------------------------
                                                  25/F., Wing On Centre
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS          111 Connaught Road Central
                                                  Hong Kong


To Acewin Profits Limited:


We have audited the accompanying statements of income, cash flows and changes in equity of Wuxi CSI Vibration Isolator Co., Ltd. ("Wuxi CSI"), incorporated in the People's Republic of China, for the nine months ended
September 30, 1993, expressed in Chinese Renminbi. The financial state-ments are the responsibility of the Wuxi CSI's management. Our responsi-bility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing stan-dards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the fi-nancial statements are free of material misstatement. An audit includes ex-amining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Wuxi
CSI for the nine months ended September 30, 1993, in conformity with gener-ally accepted accounting principles in the United States of America.





/s/ Arthur Andersen & Co.

Hong Kong,
April 5, 1996.



                      WUXI CSI VIBRATION ISOLATOR CO., LTD
                      ------------------------------------
                              STATEMENT OF INCOME
                             --------------------
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,1993
                   -------------------------------------------
                     (THE "1993 PRE-JOINT VENTURE PERIOD")
                     -------------------------------------
                           (Amounts in thousands)

                                                      1993 Pre-joint
                                                          Venture
                                                          Period
                                                    ----------------
                                                           Rmb

Sales                                                       42,817
                                                     ---------------
Cost of goods sold                                         (26,713)

Selling and administrative expenses                         (8,046)

Interest expense, net                                         (681)

Other expense, net                                            (418)
                                                     ---------------
  Total costs and expenses                                 (35,858)
                                                     ---------------
  Income  before income taxes                                6,959

Provision for income taxes                                    (850)
                                                      --------------
Net income                                                   6,109
                                                      ==============





     The accompanying notes are an integral part of this statement of income.
                                     - 2 -

                      WUXI CSI VIBRATION ISOLATOR CO., LTD
                     -------------------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,1993
                   --------------------------------------------
                    (THE "1993" PRE-JOINT VENTURE PERIOD")
                    --------------------------------------
                             (Amounts in thousands)

                                                          1993 Pre-joint
                                                              Venture
                                                               Period
                                                          ----------------
                                                                 Rmb
Cash flows from operating activities:
  Net income                                                        6,109
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                   1,617
    Allowance for doubtful accounts                                   214
    Loss on disposal of fixed assets                                  239
  Increase in assets:
    Accounts receivable                                            (2,976)
    Inventories                                                    (2,823)
    Prepayments and other current assets                           (2,882)
  Increase (decrease) in liabilities:
    Accounts payable                                                  480
    Accrued expenses and other payables                            (7,693)
    Taxes other than income                                           229
                                                            ---------------
Net cash used in operating activities                              (7,486)
                                                            ---------------
Cash flows from investing activities:
  Acquisition of property, plant and equipment                     (1,887)
  Investments in investee companies                                (1,005)
  Redemption of government debentures                                 110
                                                             --------------
Net cash used in investing activities                              (2,782)
                                                             --------------
Cash flows from financing activities:
  Net proceeds from short-term bank loans                              55
  Proceeds from long-term bank loans                               12,985
  Repayment of long-term bank loans                                (7,019)
  Contribution from Chinese partner, net                            1,474
                                                            ---------------
Net cash provided by financing activities                           7,495
                                                            ---------------
Net increase in cash and cash equivalents                          (2,773)
Cash and cash equivalents, at beginning of period                   5,280
                                                             ---------------
Cash and cash equivalents, at end of period                         2,507
                                                              =============

The accompanying notes are an integral part of this statement of cash flows.


                      WUXI CSI VIBRATION ISOLATOR CO., LTD
                      ------------------------------------
                          STATEMENT OF CHANGES IN EQUITY
                          ------------------------------
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,1993
                   -------------------------------------------
                     (THE "1993" PRE-JOINT VENTURE PERIOD")
                     --------------------------------------
                            (Amounts in thousands)

                               Dedicated            Retained
                                Capital             Earnings          Total
                             ------------         ------------    -----------
                                  Rmb                  Rmb             Rmb

Balance at December 31, 1992     22,678                 925           23,603

Net income                            -               6,109            6,109

Transfer to dedicated capital     8,101              (8,101)              -

Contribution from former
  Chinese partner                   -                 1,474            1,474
                             -----------        --------------   ------------
-
Balance at end of 1993 Pre-
  Joint Venture Period           30,779                 407           31,186
                             ==============    ==============   =============







The accompanying notes are an integral part of this statement of changes in equity.
                                    - 4 -


                           WUXI CSI VIBRATION ISOLATOR CO., LTD
                           ------------------------------------
                             NOTES TO FINANCIAL STATEMENTS
                             ------------------------------
                 (Amounts expressed in thousands unless otherwise stated)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES
-----------------------------------------
Wuxi CSI Vibration Isolator Co., Ltd. (hereinafter, together with its Prede-
cessor, referred to as the "Operating Subsidiary") was incorporated in the
People's Republic of China (the 'PRC") as a Sino-foreign equity joint venture enterprise on September 10, 1993 under "The Law of China on joint Ventures using Chinese and Foreign Investment".  Prior to its incorporation as a Sino-
foreign equity joint venture enterprise, the Operating Subsidiary was owned by the municipal government of Wuxi City.  The ultimate holding company of
Wuxi CSI is currently China Strategic Holdings Limited ('CSH"), a Hong Kong
corporation.  The cash consideration paid by CSH for the acquisition of its interests in Wuxi CSI was US$4,400.  The Operating Subsidiary was initially formed between China Machinery Holdings Limited ("China Machinery"), a com-
pany incorporated in Hong Kong and a wholl -owned subsidiary of CSH.  Pursu-
ant to a shareholder's resolution dated December 13, 1995 and approved by the relevant PRC authorities, China Machinery's interest in Wuxi CSI was trans-
ferred to China Machine (Holdings) Limited ("CMHL").  Details of the equity capital of the Operating Subsidiary as of December 31, 1995 are as follows:

Wuxi CSI Vibration Isolator Co., Ltd.
-------------------------------------
                                               Contribution
                                               to Registered    Ownership
                                                  Capital       Percentage
                                               -------------   ------------
                                                   Rmb

CMHL                                                44,937         55%
Wuxi Vibration Isolator Factory                     36,766         45%
                                               -------------   ------------

                                                    81,703        100%
                                               =============   ============

Key provisions of the joint venture agreement of Wuxi CSI include:

the joint venture period is 50 years from the date of formation;

the profit and loss sharing ratio is the same as the percentage of equity in-terest, and the Board of Directors consists of 7 members: 4 designated by CMHL and 3 des-ignated by Wuxi Vibration Isolator Factory, the Chinese joint venture part-ner of Wuxi CSI.





2.  BASIS OF PRESENTATION
-------------------------
The accompanying financial statements present the results of operations and cash flows of the business of the Predecessor for the nine-month period ended September 30, 1993 prior to its incorporation as a Sino-foreign eq-
uity joint venture enterprise and the acquisition by China Machinery (the
"1993 Pre-joint Venture Period").

The accompanying financial statements are prepared in accordance with gen-erally accepted accounting principles in the United States of America
("U.S. GAAP"). This basis of accounting differs from that used in the statutory accounts of the Predecessor, which were prepared in accordance with the accounting principles and the relevant financial regulations ap-plicable to state-owned enterprises as established by the Ministry of Fi-nance of China ("PRC GAAP").

	The principal adjustments made to conform the statutory accounts of the
Predecessor to 	U.S. GAAP included the following:

	Addition of an allowance for doubtful accounts receivable;

	Addition of a provision to reduce the carrying value of inventories to net realizable value;

	Reclassification of certain items, designated as "reserves appropriated from
net	income", as a charge to income;

 	Restatement of monetary assets and liabilities denominated in foreign currency to reflect the exchange rates prevailing at the balance sheet dates; and

  Adjustment to recognize sales and cost of sales upon delivery and acceptance of goods by customers.


3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------------------------------------------------
a.  Sales
    ------
Sales represent the invoiced value of goods, net of sales taxes, supplied to unrelated customers.  Sales are recognized upon delivery and acceptance of goods by the customers.

b.  Taxation
    --------
The Predecessor, being a state-owned enterprise, was subject to Chinese in-
come taxes in accordance with tax regulations applicable to state-owned en-
terprises.  During the 1993 pre-joint venture period, the Predecessor, with the approval of the local Tax Bureau, was liable to pay tax at a fixed amount of Rmb850.






3	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
----------------------------------------------
b. Taxation (cont'd)
   ----------------
The Predecessor was subject to value added tax applicable to state-owned en-
terprises during the 1993 pre-joint venture period at a rate of 14% of the invoiced value of goods sold.

The Company provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for an significant temporary dif-ferences between the tax and financial statement bases of assets and liabili-ties. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabili-ties in the financial statements.

C.  Foreign Currency Translation
    ----------------------------
The Operating Subsidiary maintains its books and records in Renminbi.  For-
eign currency transactions are translated into Renminbi at the applicable unified rates of exchange or the applicable rates of exchange quoted by the applicable foreign exchange adjustment center ("swap center"), prevailing at the dates of the transactions.  Monetary assets and liabilities denominated in foreign currencies are translated into Renminbi using the applicable uni-
fied rates of exchange or the applicable swap center rates prevailing at the balance sheet date.  The resulting exchange differences are included in the determination of income.



4.  FOREIGN CURRENCY EXCHANGE
    -------------------------
The Renminbi is not freely convertible into foreign currencies.  All foreign exchange transactions involving Renminbi must take place either through the
Bank of China or other institutions authorized to buy and sell foreign ex-
change or at a swap center.  The exchange rates used for transactions through the Bank of China and other authorized banks are set by the Chinese govern-
ment from time to time whereas the exchange rates available at a swap center are determined largely by supply and demand.  Sino-foreign equity joint ven-
ture enterprises can enter into exchange transactions at swap centers.  As a state-owned enterprise, the Predecessor did not have access to swap centers.
Payment for imported materials and remittance of earnings outside of China are subject to the availability of foreign currency which is dependent on the foreign currency denominated earnings of the entity or must be arranged through a swap center.  Approval for exchange at the swap center is granted to joint venture enterprises for valid reasons such as purchase of imported materials and remittance of earnings.

The official exchange rates and Shanghai swap center rates as of September
30, 1993 were as follows:

                                                                   1993
                                                                 ---------
Rmb equivalent of US$1
- Official exchange rate                                           5.8
- Shanghai swap center rate                                        8.7




5.  RETIREMENT PLAN
--------------------
All of the Company's Chinese staff are entitled to an annual pension equal to their ending basic salaries at their retirement dates.  The Chinese govern-
ment is responsible for the pension liability to these retired staff.  The
Operating Subsidiary is only required to make specified contributions to the state sponsored retirement plan.  The expense reported in the financial statements related to these arrangements was Rmbl,108 in the 1993 Pre-joint
Venture Period.



6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
------------------------------------------------------
During the period, the Operating Subsidiary contributed cash and certain as-
sets into three investee companies ("the investee companies") in considera-
tion of non-controlling interests in each of the investee companies.  Details of the contributions made by the Operating Subsidiary were as follows:

                                                          1993 Pre-joint
                                                              Venture
                                                              Period
                                                          ----------------
                                                                Rmb

Cash                                                              1,005
Inventories                                                         593
Fixed assets - at cost                                              239
     - valuation surplus                                            151
Goodwill                                                            100
                                                           ----------------
Total                                                             2,088
                                                           ================



7.  OTHER SUPPLEMENTAL INFORMATION
----------------------------------

The following items are included in the statement of income:

                                                            1993 Pre-Joint
                                                              Venture
                                                               Period
                                                           ---------------
                                                                 Rmb
Interest income                                                      15
Sales taxes (VAT)                                                 3,507







                           REGAL INTERNATIONAL, INC.
                           =========================



            UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
            -----------------------------------------------------
                               AS OF DECEMBER 31 1995
                              -----------------------






                         INTRODUCTION TO UNAUDITED PRO FORMA
                         -----------------------------------
                         CONSOLIDATED FINANCIAL STATEMENTS
                         ---------------------------------
                  OF REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
The unaudited pro forma consolidated financial statements as of and for the year ended December 31, 1995 have been prepared to give effect to:

(i)  the acquisition by Regal International, Inc. ('Regal") of China Strategic
Holdings Limited's ("CSH") entire interests in Acewin Profits Limited and its subsidiaries, pursuant to an Acquisition Agreement dated February 8, 1996; and

(ii) the sale and transfer of certain operating assets and real property by Regal to Regal (New) International, Inc. ("New Regal"), pursuant to an
Asset Purchase Agreement dated February 8, 1996.

The unaudited pro forma consolidated financial statements are based upon the historical consolidated financial statements of Regal International, Inc. as of December 31, 1995 after giving effect to the pro forma adjustments de-scribed in the notes thereto as if the acquisition of Acewin Profits Limited and its subsidiaries by Regal as described in (i) above and sale and transfer of assets to New Regal by Regal as described by (ii) above had occurred on January 1, 1995.

The unaudited pro forma consolidated financial statements do not purport to represent what the financial positions and results of operations of Regal would actually have been if the events described above had in fact occurred on January 1, 1995, or to project the financial positions and results of op-erations of Regal for any future date or period.

The unaudited pro forma consolidated financial statements should be read in conjunction with the consolidated financial statements of Regal Interna-tional, Inc. and of Acewin Profits Limited and its subsidiaries, including the notes thereto.
                                      - 1 -

                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                  -------------------------------------------

                UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                ----------------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31,1995
                      ------------------------------------
                     (Amounts expressed in United States dollars)


                          Historical     	As adjusted     Historical
                          ----------     -----------     ----------
                                                                         Notes to                   Pro forma
                                                                         unaudited                 consolidated
                                                                         pro forma                 statement of
                           Regal            Regal      Acewin Profits  consolidated              income of Regal
                      International,    International,  Limited and      financial    Pro forma   International,
                           Inc.              Inc.       Subsidiaries     statements   adjustments     Inc.
                      --------------    -------------- --------------  ------------- ------------ --------------
                          $'000             $'000          $'000                         $'000       $'000
                                           (Note 1)       (Note 2)
Sales                       7,591                -            12,967                                    12,967
                      --------------    -------------- --------------  ------------- ------------ --------------
Cost of goods sold          5,022                -             7,749                                     7,749
Selling and
  administrative
  expenses                  2,660                -             1,871                                     1,871
Interest expenses
  (income), net               328                -              (195)                                     (195)
Other income, net            (447)               -               (77)                                      (77)
                      --------------    -------------- --------------  ------------- ------------ --------------

Total costs and
  expenses                  7,563                -              9,348                                    9,348
                      --------------    -------------- --------------  ------------- ------------ --------------

Income from
  continuing
  operations before
  income tax                  28                 -              3,619                                    3,619
Provision for income
  tax                         -                  -                 -                                        -
                       --------------    -------------- --------------  ------------- ------------ -------------


Income from
  continuing
  operations                  28                 -               3,619                                   3,619
Income from
  discontinued
  operations                 -                    28                -                                       28
                       -------------    -------------- --------------  ------------- ------------ --------------

Income before
  minority interests         28                   28             3,619                                   3,647
Minority interests           -                   -              (1,601)                                 (1,601)
                       -------------    --------------   --------------  ------------- ------------ ------------

Net income                   28                  28              2,018                                   2,046
                       =============    ==============   ==============  ============== ===========  ===========






        The accompanying notes are an integral part of this unaudited pro forma consolidated statement of income.
                                       - 2 -

                 REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                 ------------------------------------------

                UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                ----------------------------------------------
                               AS OF DECEMBER 31,1995
                              -----------------------
                  (Amounts expressed in United States dollars)




                          Historical     	As adjusted     Historical
                          ----------     -----------     ----------
                                                                         Notes to                   Pro forma
                                                                         unaudited                 consolidated
                                                                         pro forma                 statement of
                           Regal            Regal      Acewin Profits  consolidated              income of Regal
                      International,    International,  Limited and      financial    Pro forma   International,
                           Inc.              Inc.       Subsidiaries     statements   adjustments     Inc.
                      --------------    -------------- --------------  ------------- ------------ --------------
                          $'000             $'000          $'000                         $'000       $'000
                                           (Note 1)       (Note 2)        (Note 3)

ASSETS
-------
Current assets
Cash and cash
equivalents                11                800	             6,026                                      6,826
Restricted cash            19                 -                 -                                           -
Note                       -                 149                -                                          149
Accounts
  receivable, net       1,583                 -              1,913                                       1,913
Inventories             2,460                 -              1,960                                       1,960
Prepayments and
  other current
  assets                  219                 -              1,345                                       1,345
Due from related
  companies                -                  -                499                                         499
                    --------------    -------------- --------------  -------------  ------------   -------------
Total crurrent assets   4,292                949            11,743                                      12,692
                    --------------    -------------- --------------  -------------  ------------   -------------
Property, plant and
  equipment net         1,836                 -              8.050                                       8,050
Long-term
investment                16              13,500	              273         (c)         (13,500)            273
Note receivable           -	               1,551                -                                        1,551

Intangibles               -                   -                120                                         120
                   --------------    -------------- --------------  -------------  ------------   -------------

Total assets           6,144              16,000            20,186                                      22,686
                   ==============    ============= ===============  =============  ============   =============
LIABILITES AND
  SHAREHOLDERS'
  EQUITY
---------------
Current liabilities
  Short-term bank
    loans                -                   -                 413                                         413
  Long-term loans -
    current portion     865                  -               1,904                                       1,904
  Accounts payable,     752                  -               1,053                                       1,053
  Accrued expenses
    and other
    payables            595                  -               1,296                                       1,296
  Taxes other than
      income             -                   -                  86                                          86
  Due to related
companies                -                   -                 326                                         326
                    --------------    -------------- --------------  -------------  ------------   -------------

Total current
liabilities          2,212                  -                5,078                                        5,078
                    --------------    -------------- --------------  -------------  ------------   -------------



                      REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                      ------------------------------------------

                     UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                     ----------------------------------------------
                             AS OF DECEMBER 31,1995
                             ----------------------
                   (Amounts expressed in United States dollars)



                          Historical     	As adjusted     Historical
                          ----------     -----------     ----------
                                                                         Notes to                   Pro forma
                                                                         unaudited                 consolidated
                                                                         pro forma                 statement of
                           Regal            Regal      Acewin Profits  consolidated              income of Regal
                      International,    International,  Limited and      financial    Pro forma   International,
                           Inc.              Inc.       Subsidiaries     statements   adjustments     Inc.
                      --------------    -------------- --------------  ------------- ------------ --------------
                          $'000             $'000          $'000                         $'000       $'000
                                           (Note 1)       (Note 2)        (Note 3)
                           <c<
Convertible Note
  payable                       -              13,500                           (b)     (13,500)             -
Long-term loans                475                -           1,855                                      1,855
Loans from related
  parties                      819                -              -                                          -
Due to Chinese joint
  venture partner               -                 -           1,604                                      1,604
Due to China
  Strategic Holdings
  Limited                       -                 -           4,377             (a)     (4,377)             -
Minority interests              -                 -           4,363                                      4,363

Shareholders' equity:

Common stock                   818               818              1             (b)      4,470           5,288
                                                                                (c)         (1)

Additional paid-in
  capital                   20,307            20,169             -              (b)       9,030         20,077
                                                                                (a)       4,377
                                                                                (c)     (13,499)
Dedicated Capital               -                 -              202                                       202
  (Accumulated
    deficits) Retained
    earnings               (18,487)         	(18,487)          2,695                                   (15,792)
Cumulative
  translation
  adjustments                   -                 -               11                                        11
                      --------------    -------------- --------------  ------------- ------------ --------------
Total shareholders'
  equity                     2,638             2,500           2,909                                     9,786
                      --------------    -------------- --------------  ------------- ------------ --------------


Total liabilities and'
shareholders'
equity
                            6,144            16,000          20,186                                     22,686
                      ==============    ============== ==============  ============= ============ ==============






The accompanying, notes are an integral part of this unaudited consolidated balance sheet.

                     REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                     ------------------------------------------
                         NOTES TO UNAUDITED PRO FORMA
                         -----------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                     --------------------------------------

1.  ADJUSTMENTS TO REGAL INTERNATIONAL, INC.'S HISTORICAL
    FINANCIAL STATEMENTS
   ------------------------------------------------------
Pursuant to an Acquisition Agreement dated February 8, 1996 between Regal In-ternational, Inc. ("Regal'), Acewin Profits Limited ("AP"), a British Virgin Islands corporation and China Strategic Holdings Limited ("CSH"), a Hong Kong company, Regal acquired all the issued and outstanding shares of AP at a con-sideration of US$13.5 million to be satisfied through the issuance of a US$13.5 million Convertible Note (the "Convertible Note") by Regal to CSH bearing interest at 9% per annum after an initial 6-month interest-free pe-riod. The principal and any unpaid interest owing on the Convertible Note can be convertible into shares of the Common Stock, US$0.01 par value, of Re-gal ("Common Stock") at a conversion price of US$0.0302 per share. Acewin's sole asset is a 55% joint venture interest in Wuxi CSI Vibration Isolator Co. Ltd., a Sino-foreign equity joint venture incorporated in the People's Repub-lic of China, held through an intermediate Hong Kong company, China Machine (Holdings) Limited.

Pursuant to another Asset Purchase Agreement ("the agreement") dated Febru-ary 8, 1996 between Regal International, Inc. ("Regal") and Regal (New) In-ternational, Inc. ("New Regal"), Regal sold and transferred the existing op-erating assets and real property of Regal to New Regal in exchange for US$2.5 million and New Regal's assumption of all liabilities of Regal, other than the Convertible Note. Pursuant to the agreement, the US$2.5 million portion of the purchase price was paid as follows: US$800,000 in cash and the balance by delivery of two promissory notes, one in the principal amount of US$900,000 (the "US$900,000 Note") and the second in the principal amount of US$800,000 (the "US$800,000 Note"). The US$900,000 Note bears interest at 9% per annum and is payable in sixty equal monthly installments of prin-cipal and interest. The US$800,000 Note bears no interest and is due and payable in one installment on January 31, 2001.

Adjustments have been made to reflect the financial positions of Regal as if the net operating assets had been sold and transferred to New Regal as of December 31, 1995 and the acquisition of the interests in AP had occurred as of January 1, 1995. Income from continuing operations of Regal for the year ended December 31, 1995 had been reclassified as "Income from discontinued operations" as a result of the disposal of the net operating assets to New Regal.

The transfer of CSH's equity interest i AP to Regal has been accounted for as a pooling- of interests in the accompanying unaudited pro forma consoli-dated financial statements as the transfer is considered a transfer of as-sets between entities under common control.

2.  FOREIGN CURRENCY TRANSLATION TO REPORTING CURRENCY
    ---------------------------------------------------
The financial statements of Acewin Profits Limited and its subsidiaries are translated into United States dollars using the closing rate method, whereby the balance sheet items are translated into United States dollars using the exchange rate prevailing at year end. Profit and loss items are translated at the average rate. for the year. The cumulative translation adjustment arising therefrom is shown as a separate component of shareholders' equity.



3.  DESCRIPTION OF PRO FORMA ADJUSTMENTS
    ------------------------------------
(a) To reflect the contribution by CSH to additional paid-in capital of AP, originally recorded as a payable to CSH, pursuant to an agreement signed between CSH and AP dated January 19, 1996.

(b) To adjust the share capital and additional paid-in capital as if the Convertible Note of Regal had been exercised by CSH as of December 31, 1995.

(c) To eliminate the investment in AP on consolidation. The difference be-tween CSH's historical cost of investment in AP and the acquisition cost to Regal has been treated as reduction of additional paid-in capital as the transfer is considered a transfer of assets between entities under common control.


4.  INCOME TAXES
    ------------
No provision for United States federal income taxes or tax benefits on the undistributed earnings and/or losses of the PRC Operating Subsidiary has been provided as the earnings have been reinvested and, in the opinion of manage-ment will continue to be reinvested indefinitely.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     The Board of Directors of the Registrant has elected to change its inde-pendent accountants from Pannell Kerr Forster of Texas P.C. ("Pannell Kerr") to Authur Anderson & Co. The decision resulted from the fact that after Feb-ruary 19, 1996 the Registrant's sole operating subsidiary is located in the Peoples Republic of China, a location where Pannell Kerr does not have of-fices. Although Pannell Kerr's report on the Registrant's audited financial statements for the fiscal year ended December 31, 1994 and 1995 contained a "going concern" qualification, the change in independent accountants is not related to such qualification or to any disagreement with Pannell Kerr.

                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLI-ANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Listed below are the names, ages and positions as of August 31, 1996 of the executive officers and directors of the Company. The Company's executive officers are appointed by the Board of Directors to serve in their respective capacities until their successors are duly appointed by the Directors and qualified to serve. The Certificate of Incorporation of the Company provides for classification of the Board of Directors into three classes (Class I, Class II and Class III) having staggered terms of three years each. The Board of Directors of the Company shall consist of not less than five nor more than twelve members as determined by resolution of the Board or by the Stockhold-ers at any annual meeting. At present, the Company's Board of Directors con-sist of five directors who serve during the term of their class, or until their class is assigned, and until their successor is appointed:

Name                        Age        Position and office
----                        ---        -------------------
Oei Hong Leong (2)          48         Director
Richard N. Gray (1)         50         Chairman of Board of Directors
Martin Furner (1)           43         Director
Chung Cho Yee Mico (2)      35         Director
Ma Wai Man (Catherine) (2)  30         Director and Secretary
___________________________

(1) No Class Assigned. The Directors were chosen to fill a newly created di-rectorship and shall hold office until the next annual election and until his successor is duly qualified and elected.

(2) No Class Assigned. The Directors were chosen to fill vacancies and shall hold office until the next annual election and until his successor is duly qualified and elected.

     Oei Hong Leong, Director, 48. Mr. Oei was elected to Regal's Board of Directors in February 1996. Mr. Oei is the founder and Chairman of the Board of China Strategic Holdings Limited ("CSH"), having formed such company in

1991. CSH is a holding company formed to invest in China in enterprises which can benefit from improved production, financial assistance and marketing man-agement. CSH has acquired interests in many industries, including the manu-facturer of beer, tires and paper. CSH is the Chairman of China Tire Holdings Limited ("CTHL"), a subsidiary of the Mr. Oei listed on the New York Stock Exchange and he is also the Chairman of MRI Holdings Limited ("MRI") and Bol-ton Group (International) Limited ("Bolton"), associate companies listed on the Australia Exchange and the London Stock Exchange respectively.

     Richard Gray, Chairman of Board of Directors, 50. Mr. Gray, a Trustee of GHL (Senior) Pension Fund that has as its wholly owned subsidiary Harlequin Investment Holdings Limited, a British Virgin Islands company, was elected to the Board of Directors on September 24, 1993 and as Chairman of the Board of Directors on October 14, 1993, succeeding Girish Sharma. Mr. Gray is a prac-ticing Chartered Accountant and Business Consultant who has substantial expe-rience in establishing new businesses, particularly international trading companies.

     Martin Furner, Director, 43. Mr. Furner was elected to Regal's Board of Directors on February 1, 1995. Mr. Furner is the Chairman of the Board of Tapestry Holidays, a specialist tour operator in the UK. Mr. Furner is mem-ber of the Association of Certified Management Accountants and the Institute of Travel and Tourism, and holds a Wine & Spirits Education Trust Higher Cer-tificate.

     Chung Cho Yee, Mico, Director, 35. Mr. Chung is a solicitor by profes-sion and has extensive experience in corporate finance. Mr. Chung graduated from London University and previously worked for a law firm and an investment bank. Mr. Chung sits on the board of CTHL and several other companies listed on foreign exchanges, including CSH, CTHL, MRI and Bolton.

     Ma Wai Man, Catherine, Director and Secretary, 30. Ms. Ma is a chartered secretary and has over 9 years of working experience in the company secretar-ial profession. Ms. Ma is a Director of CSH and MRI. She is also the Secre-tary of CTHL and Bolton.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth a summary of the compensation paid to the Chief Executive Officer of the Company during the fiscal year ended December 31, 1995. No other officer of the Company received salary and bonus in excess of $100,000 during such period. Janak N. Desai, the President and Chief Ex-ecutive Officer of the Registrant, resigned as an officer and director of the Company effective February 19, 1996. The Board of Directors have not elected a person to fill this position.

Table 10 Summary of Compensation

                                  Annual           Long-Term Compensation
                                  Compensation     Award Stock Underlying
Name and Position        Year     Salary ($)       Options
-----------------        ----     ------------     ----------------------

Janak N. Desai           1995      $108,000         -0-
President and Chief      1994      $107,000         -0-
Executive Officer        1993       $99,000         -0-


Stock Options
-------------
     No Stock options or stock appreciation rights were granted to Janak N.
Desai.

Directors Fees
--------------
     During the fiscal year ended December 31, 1995, Directors were reim-bursed for travel and other expenses relating to Board and committee meet-ings. The Chairman of the Board was paid $5,000 monthly. Other non-employee Directors received $500, an additional $500 for serving on the Compensation Committee or Audit Committee, and an additional $1,500 for serving on the Ex-ecutive Committee, paid on a monthly basis. The Board has not determined what, if any, fees will be paid to Directors during fiscal 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Owners And Management
--------------------
 a) The following sets forth the only persons known to the Company to be beneficial owners as of August 15, 1996, of more than five percent (5%) of the Company's Common Stock:

                                 COMMON STOCK

Name and Address of Stockholders  Number of Shares Owner  Percentage of Class
--------------------------------  ----------------------  -------------------
China Strategic Holdings Ltd. (1)         487,519,868            92.2% (2)
  52/F Bank of China Tower
  1 Garden Road, Hong Kong

Harlequin Investment Holdings Ltd.(3)(4)   12,452,082            15.22%
  Creque Building
  Tortola, British Virgin Islands
__________________

     (1) China Strategic Holdings Limited has sole voting and investment power with respect to 447,019,868 shares issuable upon the conversion of a $13.5 million Convertible Note and indirect voting and investment power of 40,500,000 shares held by Horler Holdings Limited, P.O. Box 71, Craigmuer Chamber, Road Town, Tortola, British Virgin Islands, a wholly owned subsidi-ary of China Strategic Holdings Limited.

     (2) Percent of Class is based upon 81,806,198 shares of Common Stock outstanding at August 15, 1996 and 447,019,868 shares of Common Stock issu-able upon conversion of the $13.5 million Convertible Note.

     (3) Harlequin Investment Holdings Limited has sole voting and invest-ment power with respect to the shares of Common Stock. Does not include 8 million shares of Common Stock which can be acquired at any time upon exer-cise of a Stock Purchase Option granted by China Strategic Holdings Limited to Harlequin. The percentage of class is based on 81,806,198 shares of Common Stock outstanding at August 15, 1996.

     (4) Harlequin Investment Holdings Limited is a wholly owned subsidiary of GHL (Senior) Pension fund, Noble House, Queens Road, St. Peter Port, Guernsey, Channel Islands. Richard N. Gray and Overseas Trust Company Limited are trustees of GHL (Senior) Pension Fund and have the same address. Mr. Gray and Overseas Trust Company Limited each disclaim beneficial ownership of the shares of Common Stock.

     b) The following table sets forth information as of August 15, 1996 re-garding beneficial ownership of Common Stock of the Company by (i) each di-rector of the Company and (ii) all directors and officers as a group:

                              Number of Shares of
                              Common Stock            Percentage
Name                          Beneficially Owned      of Class
----                          ------------------      -----------
Richard N. Gray (B)             12,452,082             15.22%
Oei Hong Leong (A)(C)          487,519,868             91.2%
Chung Cho Yee Mico (A)(C)      487,519,868             91.2%
Ma Wai Man (A)                 487,519,868             91.2%(D)
Martin Furner                            -             *
All Directors and Officers
  as a Group (5 persons)       499,971,940             94.54%
____________________________

* Ownership of less than one percent (1%)

(A)  Elected a director on February 19, 1996.

(B)  See notes (3) and (4) above.

(C)  See notes (1) and (2) above.

(D) Percent of Class for all officers and directors as a group is based upon Common Stock which are owned or may be acquired by the group upon exercise of option and conversion of $13.5 million Convertible Note.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of Wuxi CSI
-----------------------
     On February 19, 1996, the Registrant acquired all the issued and out-standing shares of Acewin Profits Limited, a British Virgin Islands corpora-tion ("Acewin"), from China Strategic Holdings Limited, a Hong Kong company ("CSH"). Acewin's sole asset is a 55% joint venture interest in Wuxi CSI Vi-bration Isolator Co., Ltd. ("Wuxi CSI"), a Sino-foreign joint venture. Regal paid $13.5 million for the shares of Acewin capital stock. Such purchase price was paid by delivery of a $13.5 million Convertible Note bearing inter-est at the rate of nine percent (9%) per annum (the "Convertible Note").

     The Convertible Note is payable interest only on an annual basis, with all principal being due and payable on January 31, 1999. The principal and any unpaid interest owing on the Convertible Note are convertible into shares of Regal Common Stock at a conversion price of $0.0302 per share. The pur-chase price was approved by the Board of Directors of the Registrant based upon Wuxi CSI having an after-tax profit of not less than $3.0 million so that the purchase price paid by the Company for the Wuxi CSI interest would not exceed eight (8) times Wuxi CSI's 1995 after-tax earrings. The Converti-ble Note is secured by a Pledge Agreement granting CSH a security interest in the shares of Acewin capital stock. In connection with the above-described transactions, Janak Desai, Nils Ollquist and Garish Sharma resigned as direc-tors of Regal, and Oei Hong Leong, the Chairman of CSH, Chung Cho Yee Mico, and Ma Wai Man were elected to fill the vacancies created by such resigna-tions. As a result of this transaction, CSH became a principal stockholder of the Company. Oei Hong Leong, Chung Cho Yee Mico and Ma Wai Man are Chair-man of the Board, Executive Director and Company Secretary, respectively, of CSH.

Sale of Assets
--------------
     Immediately following the acquisition of the shares of Acewin capital stock and as a condition thereto, the Registrant sold and transferred all its existing operating assets and real property of the Registrant to a newly formed corporation, Regal (NEW) International, Inc. ("New Regal") in exchange for $2.5 million and New Regal's assumption of all outstanding liabilities of the Registrant, other than the Convertible Note. The $2.5 million portion of the purchase price was paid as follows: $800,000 in cash and the balance by delivery to the Registrant of two (2) promissory notes, one in the principal amount of $900,000 (the "$900,000 Note") and the second in the principal amount of $800,000 (the $800,000 Note"). The $900,000 Note bears interest at 9% per annum and is payable in sixty (60) equal monthly installments of prin-cipal and interest. The $800,000 Note bears no interest and is due and pay-able in one installment on January 31, 2001. New Regal's obligations under the $900,000 Note and the $800,000 Note are secured by a pledge to the Regis-trant of all the issued and outstanding shares of capital stock of New Regal.

     Harlequin Investment Holdings, Inc., a principal stockholder of the Com-pany ("Harlequin"), owns all the outstanding capital stock of New Regal. Har-lequin is a wholly owned subsidiary of GHL (Senior) Pension Fund. Mr. Gray, the Chairman of the Board of the Company, is a trustee of GHL (Senior) Pen-sion Fund.

Sale of Harlequin Stock
-----------------------
     In April 1996, Horler Holdings Limited, a wholly owned subsidiary of CSH, acquired 40,500,000 shares of outstanding Common Stock of the Company from Harlequin in exchange for $1,223,000. The purchase price was paid as follows: (i) $209,328 in cash, (ii) $211,672 by cancellation of a certain promissory note, dated August 8, 1994, from Harlequin to CSH and (iii) $800,000 by cancellation of another promissory note from Harlequin to CSH.

Other Matters
-------------
     During the fiscal year ended December 31, 1995, the Company paid inter-est on loans made by Harlequin of $131,000.

     During 1995, directors fees of $9,500, $6,000 and $11,000 were paid to Messrs. Sharma, Furner and Ollquist, respectively, and $60,000 payable to Mr. Richard Gray was accrued during 1995. Messrs. Sharma and Ollquist have subse-quently resigned as directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 21 - Subsidiaries of the Registrant.

          Exhibit 99-I - Information about business and properties of Regis-trant prior to February 19, 1996.

          Exhibit 99-II - Corporate Data.

     (b)  Reports on Form 8-K
          ---------------------
          The Registrant filed on Form 8-K and on Form 8-K/A.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                               REGAL INTERNATIONAL, INC.



                               By:__________________________________________


Date:_____________________________

                               By:__________________________________________