Form 10-Q
period 1996-03-31
REGAL INTERNATIONAL INC
filed 1997-01-03
CIK 357434

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                           FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996


[ ] TRANSITION REPORT PURSUANT SFCTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ----- to -----

Commission file number 1-8334




                         REGAL INTERNATIONAL, INC.
     (Exact name of small business as specified in its charter)


Delaware                                           75-1071589
----------                                         ----------
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)                  Identification No.)

                      52/F Bank of China Tower
                          1 Garden Road
                             Hong Kong
             (Address Of principal executive offices)

                            852-2844-2905
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such sooner period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes -----   No--X--

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date March 31, 1996, 81,806,198 shares.

Transitional Small Business disclosure Format (check one): Yes ----- No --X--

                               TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
ITEM 1 - FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets at March 31, 1996
and December 31,1995                                         1 - 2

Consolidated Condensed Statements of Operations
for the three months ended March 31, 1996
and March 31, 1995                                               3

Consolidated Condensed Statements of Cash Flows
for the three months ended March 31, 1996
and March 31, 1995                                               4

Notes to Consolidated Condensed Financial Statements        5 - 10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  11 - 13


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                      14

ITEM 2 - CHANGE IN SECURITIES                                   14

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                        14

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                    14

ITEM 5 - OTHER INFORMATION                                      14

ITEM 6 - EXHIBITS AND RFPORTS ON FORM 8-K                       14

                REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
     FOR THREE MONTHS ENDED MARCH 31, 1996 AND YEAR ENDED DECEMBER 31, 1995
                 (Amounts expressed in United States dollars)
 (Amounts in thousands, except number of shares and per share data)

                                               March          December
                                             31, 1996         31, 1995
                                             ---------        ---------
                                               $'000             $'000

ASSETS
------

Current assets
  Cash and cash equivalents                     6,551                11
  Restricted cash                                   -                19
  Note receivable                                 162                 -
  Accounts receivable, net                      2,850             1,583
  Inventories                                   2,090	            2,460
  Prepayments and other current assets          1,737               235
                                             ---------         ---------

  Total current assets                         13,390             4,308
                                             ---------         ---------

  Property, plant and equipment, net            8,320             1,836
  Long-term Investment                            273                 -
  Note receivable                               1,526                 -
  Intangibles                                     115                 -
  Goodwill, net                                 5,715                 -
                                             ---------         ---------
  Total assets                                 29,339             6,144
                                             =========         =========


LIABILITIES AND SHAREHOLDERS EQUITY
-----------------------------------
Current liabilities

  Short term bank loans                           474                 -
  Long-term loans - current portion             1,578               288
  Accounts payable                              1,029               752
  Accrued expenses
    and other payables                          3,039               595
  Taxes other than income                         243                 -
  Due to related parties                            -               577
                                             ---------         ---------
  Total current liabilities                     6,363             2,212
                                             ---------         ---------


The accompanying notes are an integral part of these financial statements.

                REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
  FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND YEAR ENDED DECEMBER 31, 1995 (continued)
              (Amounts expressed in United States dollars)
 (Amounts in thousands, except number of shares and per share data)

                                                March           December
                                              31, 1996          31,1995
                                             ----------        ----------
                                                $'000              $'000

  Convertible note payable                     13,500                  -
  Long-term loans                               1,799                675
  Due to China
    Strategic Holdings Ltd.                         2                  -
  Due to related parties                            -                619
  Minority interests                            4,964                  -

Shareholder's equity:

  Common stock                                    818                818
  Additional paid-in capital                   20,307             20,307
  Dedicated capital                                16                  -
  (Accumulated deficits)/
    Retained Earnings                         (18,412)           (18,487)
  Exchange reserve/(deficit)                      (18)                 -
                                            ----------         ----------
Total shareholders'
  equity                                        2,711              2,638
                                            ----------         ----------
Total liabilities and
  shareholders' equity                         29,339              6,144
                                            ==========         ==========



The accompanying notes are an integral part of these financial statemments.

              REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
  FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995 (continued)
              (Amounts expressed in United States dollars)
 (Amounts in thousands, except number of shares and per share data)

                                             Three months ended March 31,
                                             ----------------------------
                                                1996              1995
                                             ----------        ----------
                                                $'000            $'000

Sales                                            2,852             1,637
                                             ----------        ----------
Cost of goods sold                               1,734             1,113
Selling and
  administrative expense                           562               631
Interest expenses/
  (income), net                                     20                78
Other expenses/
  (income), net                                    101               (18)
                                             ----------        ----------
Total costs and expenses                         2,417             1,804
                                             ----------        ----------

Income before income tax:
  From continuing operations                       552              (167)
  From discontinued operations                    (117)                -
                                             ----------        ----------
                                                   435              (167)
Provision for income
  tax                                               92                 0
                                             ----------        ----------
Income before minority interest                    343              (167)
Minority interest                                 (252)                -
                                             ----------        ----------

Net income                                          91              (167)
                                             ==========        ==========

Weighted average common
  shares outstanding                        81,806,198        81,806,198

Net income (loss) per
  common share                                   0.001            (0.002)


The accompanying notes are an integral part of these financial statements.

                REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
          FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
             (Amounts expressed in United States dollars)
 (Amounts in thousands, except number of shares and per share data)

                                             Three months ended March 31,
                                             ----------------------------
                                                1996              1995
                                             ----------        ----------
                                                $'000            $'000

Cash flows from operating activities:
Net Income (loss):                                  91              (168)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operations:
    Depreciation and amortization                  124                83
    Provision for losses on accounts receivable      -                 9
    Loss on sale of subsidiary                      21                 -
    Minority interest                              252                 -
  (Increase) Decrease in assets
    Accounts receivable                           (730)               90
    Inventories                                    (60)             (142)
    Prepayments and                               (268)              (36)
      other current assets
  Increase (Decrease) in liabilities
    Accounts payable                              (370)                1
    Accrued interest and
      other current liabilities                    310                61
    Tax payable                                    145                 -
                                             ----------        ----------

Net cash used in operating activities             (485)             (102)

Cash flows from investing activities:
  Proceeds from sale of fixed assets                 -                 -
  Purchase of subsidiaries (net of cash and
    cash equivalents acquired)                   5,987                 -
  Disposal of subsidiaries (net of cash and cash
    equivalents disposed of)                       906                 -
  Capital expenditure                             (180)              (54)
                                             ----------        ----------

Net cash provided by (used in) investing
  activities                                     6,713               (54)

Cash flows from financing activities:
  Loan from related parties                        480                 -
  Proceeds from borrowing                          927               109
  Repayment of bank loans                       (1,080)             (144)
                                             ----------        ----------

Net cash provided by (used in) financing
  activities                                       327               (35)
                                             ----------        ----------

Net increase (decrease) in cash                  6,555              (191)

Cash at beginning of the period                     11               200
Effect on foreign exchange rate changes            (15)                -
                                             ----------        ----------
Cash at end of the period                        6,551                 9
                                             ==========        ==========
The accompanying notes are an integral part of these financial statements.

           REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (UNAUDITED)
        FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

1.  CONTINUING OPERATIONS AND BASIS OF PRESENTATION
    -----------------------------------------------

The consolidated financial statements include the accounts of Regal International, Inc. ("Regal") and its wholly-owned subsidiaries
(collectively, the "Company") which are Acewin Profits Limited ("Acewin"), China Machine Holdings Limited ("CMH") and Wuxi CSI Vibration Isolator Co., Ltd. (the "Operating Subsidiary" or "Wuxi CSI"). All significant intercompany balances and transactions are eliminated in consolidation.

The Company's consolidated financial statements have been prepared using accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities that might be necessary should the Company be unable to continue in existence.

On February 8, 1996, Regal acquired all the issued and outstanding shares of Acewin, a British Virgin Islands corporation, from China Strategic Holdings Limited, a Hong Kong company ("CSH"). Acewin's sole asset is a 100% interest in CMH, which in turn, holds a 55% interest in Wuxi CSI. Regal paid $13.5 million for the shares of Acewin common stock. Such purchase price was paid by delivery of a $13.5 million Convertible Note bearing interest at the rate of nine percent (9%) per annum (the "Convertible Note").

The Convertible Note is payable interest only on an annual basis, with all principal being due and payable on February 8, 1999. The principal and any unpaid interest owing on the Convertible Note are convertible into shares of Regal Common Stock at a conversion price of $0.0302 per share. The Convertible Note, if exercised by CSH would give CSH a controlling interest of more than 80% in Regal. This Convertible Note is secured by a pledge of Regal's interest in the shares of the Company in favor of CSH.

Immediately following the acquisition of the shares of Acewin capital stock, and as a condition thereto, Regal sold and transferred all the existing operating assets and real property of Regal to a newly formed corporation, Regal (New) International, Inc. ("New Regal") in exchange for $2.5 million and New Regal's assumption of all outstanding liabilities of Regal, other than the Convertible Note. New Regal is a wholly-owned subsidiary of Harlequin Investment Holdings Limited ("Harlequin"). The $2.5 million portion of the purchase price was paid as follows: $800,000 in cash and the balance by delivery to Regal of two promissory notes, one in the principal amount of $900,000 (the "$900,000 Note") and the second in the principal amount of $800,000 (the "$800,000 Note"). The $900,000 Note bears interest at 9% per annum and is payable in sixty (60) equal monthly installments of principal and interest. The $800,000 Note bears no interest and is due and payable in one installment on January 31, 2001. New Regal's obligations under the $900,000 Note and the $800,000 Note are secured by a pledge of all of the issued and outstanding shares of capital stock of New Regal.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

a.  Basis of Consolidation
    ----------------------

The consolidated financial statements include the financial statements of the Company and its majority owned and controlled subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation.

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

d.  Inventories
    -----------

Inventories are stated at the lower of cost, on a first-in first-out basis, or net realizable value. Costs of work-in-progress and finished goods comprise direct materials, direct labor and an attributable portion of production overheads.

e.  Property, Plant and Equipment
    -----------------------------

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is computed using the straight line method over the assets' estimated useful lives, taking into account the estimated residual value of 10% of the cost of fixed assets. The estimated useful lives are as follows:

Plant and office buildings                              8 - 30 years
Machinery and equipment                                 3 - 20 years

Motor vehicles                                          2 - 10 years
Furniture, fixtures and office equipment                2 - 10 years

f.  Foreign Currency Translation
    ----------------------------

The Operating Subsidiary maintains its books and records in Renminbi. Foreign currency transactions are translated into Renminbi at the applicable unified rates of exchange or the applicable rates of exchange quoted by the applicable foreign exchange adjustment center ("swap center"), prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into Renminbi using the applicable unified rates of exchange or the applicable swap center rates prevailing at the balance sheet dates. The resulting exchange differences are included in the determination of income.

On consolidation, the results of the overseas subsidiaries are translated into United States dollars at the average rates of exchange for the period. The assets and liabilities of the overseas subsidiaries are translated at the rates ruling on the balance sheet date. Exchange differences arising on consolidation are taken directly to reserves.

g.  Dedicated Capital
    -----------------

In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the Operating Subsidiary maintains discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The Board of Directors of the Operating Subsidiary will determine on an annual basis the amount of the annual appropriations to dedicated capital.

h.  Long-term investment
    --------------------

Long-term investment includes Chinese government bonds and unlisted investments held for the long-term and are stated at cost less provision for permanent diminution in value.

Income from investments is accounted for to the extent of dividends received and receivable.

i.  Taxation: Income Taxes
    ----------------------

The Company's subsidiary, Wuxi CSI, is subject to Chinese income taxes at the applicable tax rate for Sino-foreign equity joint venture enterprises (currently 27%) on the taxable income as reported in its statutory accounts and adjusted for taxation in accordance with the relevant income tax laws applicable to Sino-foreign equity joint venture enterprises. Pursuant to the same income tax laws, Wuxi, with a joint venture term of not less than 10 years and engaged in production, will be fully exempt from the Chinese state unified income tax of 24% for two years, starting from the first profit-making year followed by a 50% reduction of the Chinese state unified income tax for the next three years. Wuxi CSI will be fully exempt from the Chinese local income tax of 3% for five years starting from the first profit-making year.

Wuxi CSI has obtained approval from the Wuxi Tax Bureau to delay the commencement of the tax holiday to January 1. 1994. Accordingly, from the date of its incorporation to December 31, 1993, Wuxi CSI was subject to Chinese state income tax at the rate of 24% plus Chinese local income tax at 3%.

The Company provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement basis of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements.

3.  ACCOUNTS RECEIVABLE
    -------------------
    Accounts receivable consists of:
                                  March 31, 1996      December 31, 1995
                                  --------------      -----------------
                                         USD'000             USD'000
Trade and other receivables                2,850               1,636
Less: Allowance for doubtful                  (-)                (53)
  accounts
                                  --------------      -----------------
Accounts receivable, net                   2,850               1,583
                                  ==============      =================

4.  INVENTORIES
    -----------
                                  March 31, 1996      December 31, 1995
                                  --------------      -----------------
                                         USD'000             USD'000

Raw materials                                722                 231
Work-in-progress                             331                 549
Finished goods                             2,037               2,034
Less: Provision for obsolescence              (-)               (354)
                                  --------------      -----------------
                                           2,090               2,460
                                  ==============      =================

5.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

                                  March 31, 1996      December 31, 1995
                                  --------------      -----------------
                                         USD'000             USD'000

Land                                           -                 101
Plant and office buildings                 2,433               1,357
Machinery and equipment                    4,414               7,798
Motor vehicles                               336                   -
Furniture, fixtures and office               605                 810
  equipment
Construction-in-progress                   1,282                   -
Less: Accumulated depreciation              (750)             (8,230)
                                  --------------      -----------------
Net Book Value                             8,320               1,836
                                  ==============      =================


6.  LONG-TERM INVESTMENT
    --------------------
                                  March 31, 1996      December 31, 1995
                                  --------------      -----------------
                                         USD'000             USD'000

Unlisted investments, at cost                250                   -
Government debentures                         23                   -
                                  --------------      -----------------
                                             273                   -
                                  ==============      =================


7.  INCOME TAXES
    ------------

The Company files a consolidated federal income tax return. At December 31, 1995 the Company had available unused operating loss carryforwards and tax credit carryforwards that expire as follows:

Expiring    Net Operating    Percentage
December        Loss          Depletion     Contribution      Combined
   31,      Carryforward     Carryforward   Carryforward    Carryforwards
--------   --------------   -------------   ------------    -------------
                US$               US$             US$            US$
1996                                             2,000             2,000
1997                              12,000                          12,000
1998            802,000           11,000                         813,000
1999          3,671,000            8,000                       3,679,000
2000          2,609,000            6,000                       2,615,000
2001          6,392,000            4,000                       6,396,000
2003          4,039,000                                        4,039,000
2004          2,423,000                                        2,423,000
2005          2,050,000                                        2,050,000
2006          3,430,000                                        3,430,000
2007            562,000                                          562,000
2009            413,000                                          413,000
           --------------   -------------   ------------    -------------
TOTALS       26,391,000           41,000         2,000        26,434,000
           ==============   =============   ============    =============

                 Research and    Employee
Expiring          Development	      Stock        Investment     Combined
December           Tax Credit    Ownership      Tax Credit    Tax Credit
   31,           Carryforwards   Plan Tax     Carryforwards  Carryforwards
                                  Credit
--------         -------------   ----------   ------------   --------------
                      US$           US$           US$             US$

1996                    3,000                     179,000         182,000
1997                    5,000       28,000         76,000         109,000
1998                    8,000       13,000         99,000         120,000
1999                    4,000       16,000         74,000          94,000
2000                        -       16,000              -          16,000
2001                        -       10,000              -          10,000
                 -------------   ----------   -------------   --------------
TOTAL                  20,000       83,000        428,000         531,000
                 =============   ==========   =============   ==============

The utilization of these credits and carryforwards is subject to certain limitations imposed by the 1986 Tax Reform Act and is significantly restricted by Section 382 of the Internal Revenue Code due to ownership changes. The above amounts may be subject to separate return limitation rules.

PRC income taxes were provided at a rate of 13.5% in respect of the income earned by Wuxi CSI for the first three months in 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Following the disposal of the oil exploration equipment supply operation and the acquisition of the anti-vibration isolator factory in Wuxi early this year, the Company's focus had been switched from the U.S. industrial product market to the overseas market in China.

Purchase of the Wuxi plant effectively enlarged the Company's scale of operation. For example, the consolidated total assets increased by more than three times. More importantly, this strategic move provided the Company with ample opportunities to benefit from the burgeoning Chinese economy.

Results of operation
                                       Three months ended March 31,
                                       ----------------------------
                                              1996         1995
                                              ----         ----
                                              '000         '000

Sales                                        2,852        1,637
Cost of Sales                                1,734        1,113
Gross Profit                                 1,118          524

Gross Profit Ratio                           39.2%        32.0%

Selling, General and Administrative expenses   562          631
Financial expenses                              20           78
Other expenses/(Income), Net                   101          (18)
                                         ----------    ---------
Income before Taxes and Minority Interest      435         (167)
                                         ==========    =========

Sales
-----

Sales increased by $1,215,000 or 74.2% in the quarter ended March 31, 1996 as compared with the quarter ended March 31, 1995. This was primarily attributable to the enlarged scale of operations following the acquisition of Wuxi CSI.

Gross Profit
------------

The Company made a gross profit of $l,118,000 in the first three months of 1996, representing a 1.1 times increase from the corresponding period last
year.  The gross profit ratio also improved, rising 	from 32.0% in the first
quarter of 1995 to 39.2% in 1996. This increase reflects the total change in the Company's operating activities subsequent to the restructure in February. Manufacture of anti-vibration isolators in China at present commands a higher gross margin than that of supplying oil exploration equipment to the U.S. domestic market.

Selling, General and Administrative expenses
--------------------------------------------

Selling, general, and administrative expenses for the first three months in 1996 decreased to $562,000 as compared to $631,000 for the same period last year. As a percentage of sales, these expenses dropped to 19.7% from 38.5% in 1995. Such drastic decrease in operating costs and cost ratio reflects the difference in operating environments in the People's Republic of China as compared to the United States. Acquisition of the Wuxi plant enabled the Company to enjoy cost advantages such as lower labor costs and rents in China.

Financial Expenses
------------------

Financial expenses decreased by 74.3% in the first quarter of 1996 as compared with the same period of a year ago. Since the Wuxi plant was cash rich and leveraged modestly, financial expenses were consequently low. Consolidating Wuxi's result with that of the Company, therefore, did not produce upward pressure on financial expenses. Apart form this, the $13.5 million convertible note issued to acquire the Wuxi plant is interest free for six months from the date of issue. The Company, therefore, recorded minimal financial expenses during the six month grace period.


Income Before Income Taxes and Minority Interests
-------------------------------------------------

The spin-off of the oil exploration equipment supply operation, which was operating at a loss, and acquiring the Wuxi plant early this year, resulted in the Company producing a profit in the first quarter of 1996. Income before taxes and minority interest in the first quarter improved from a deficit of $167,000 in 1995 to an income of $435,000 in 1996.

Liquidity

During the quarter ended March 31, 1996, net cash used in operating activities was approximately $485,000 as compared to $102,000 in the first quarter of 1995. These funds were mainly used in increasing working capital, where accounts receivable increased by $730,000 and accounts payable decreased by $370,000. Cash provided by investing activities mainly came from the acquisition of Wuxi CSI and disposal of operating assets to New Regal, which generated net cash and cash equivalents of approximately $5,987,000 and $906,000, respectively, into the Company. Cash provided by financing activities was $327,000. This was primarily attributable to net movement of loans during the period reflecting proceeds from new borrowing and loans from related parties totaling $1,407,000, offset by loan repayments of $1,080,000. As a result, the cash position of the Company was substantially strengthened. Cash and cash equivalents increased to $6,551,000 during the quarter.

Capital Resources

The Company's working capital mainly comes from operations. Short-term and long-term bank loans at March 31, 1996 amounted to $474,000 and $3,377,000 respectively. All of these loans were unsecured.

Effects of Inflation

The general inflation rate in the PRC was approximately 13.2%, 21.7% and 14.8% per annum in 1993, 1994 and 1995. Short-term loans at March 31, 1995 were nil and long-term loans amounted to $963,000, respectively. Accordingly, the Chinese government has taken steps to control inflation by means of credit restrictions and an increase in interest rates which, in turn, may lead to a slow down of the Chinese economy. However, it did not have any significant adverse effect on the performance of the Company or operating subsidiary. Wuxi CSI was able to control production costs by implementing internal cost control measures.

Commitment for Capital Expenditure

As of December 31, 1995, the Company had outstanding capital commitments for purchases of machinery and equipment of approximately $1,293,000. As of December 31, 1995, the operating subsidiary, Wuxi CSI, had also entered into a joint venture agreement with a German company for the formation of a joint venture company in Wuxi City, Jiangsu Province in the PRC. Total capital commitments as of March 25, 1996 (date of formation of the joint venture company) amounted to US$1,960,000.







<page)                                                               -14-

PART II - OTHER INFORMATION

ITEM I - LEGAL PROCEEDINGS

         NONE

ITEM 2 - CHANGES IN SECURITIES

         On February 8, 1996, the Company issued a $13.5 million convertible note (the "Note") as payment for the Company's acquisition of all of the issued and outstanding shares of Acewin Profits Limited. The Note, if fully converted to common stock by the holder thereof, would give it to a controlling interest of more than 80% of the Company. See Note 1 to Consolidated (Unaudited) Financial Statements and Report on Form 8-K dated as of February 19, 1996.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5 - OTHER INFORMATION

         NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K. During the quarter ending March 31, 1996, the Company filed one report on Form 8-K, reporting under Item 2, on or about March 7, 1996.

                             SIGNATURES

Pursuant to the requirements Of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:

                              REGAL INTERNATIONAL INC.
                               (Registrant)

                              /s/ Mico Chung
                              -------------------------
                              Mico Chung, President

                              /s/ Jim Pang
                              -------------------------
                              Jim Pang, Chief Financial Officer