Form 10-Q
period 1996-06-30
REGAL INTERNATIONAL INC
filed 1997-01-03
CIK 357434

                 SECURITIES AND EXCHANGE COMMISSION
                           Washington DC 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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


                         52/F Bank of China Tower
                          1 Garden Road, Hong Kong
                 (Address of principal executive offices)

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

yes -----   No --X--

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date July 31, 1996, 81,806,198 shares.

Transitional Small Business disclosure Format (check one): Yes ----- No --X--

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                              PAGE
                                                              ----
ITEM 1 - FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets at June 30, 1996
and December 31,1995                                         1 - 2

Consolidated Condensed Statements of Operations
for the six months ended June 30, 1996
and June 30, 1995                                                3

Consolidated Condensed Statements of Cash Flows
for the six months ended June 30, 1996
and June 30, 1995                                                4

Notes to Consolidated Condensed Financial Statements        5 - 10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  11 - 13


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                      14

ITEM 2 - CHANGE IN SECURITIES                                   14

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                        14

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                    14

ITEM 5 - OTHER INFORMATION                                      14

ITEM 6 - EXHIBITS AND RFPORTS ON FORM 8-K                       14

                 REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                 ------------------------------------------
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
               ------------------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND YEAR ENDED DECEMBER 31, 1995
             (Amounts expressed in United States dollars)
    (Amounts in thousands, except number of shares and per share data)

                                                June           December
                                              30, 1996         31, 1995
                                             ----------      ----------
                                                $'000            $'000
ASSETS

Current assets
  Cash and cash equivalents                      6,471              11
  Restricted cash                                    -              19
  Note receivable                                  154               -
  Accounts receivable, net                       2,763           1,583
  Inventories                                    2,390           2,460
  Prepayments and other current assets           1,513             235
                                             ----------      ----------
  Total current assets                          13,291           4,308
                                             ----------      ----------

  Property, plant and equipment, net             8,592           1,836
  Long-term Investment                             274               -
  Note receivable                                1,498               -
  Intangibles                                      110               -
  Goodwill, net                                  5,643               -
                                             ----------      ----------
  Total assets                                  29,408           6,144
                                             ==========      ==========

LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
  Short term bank loans                            475               -
  Long-term loans - current portion              1,622             288
  Accounts payable                               1,119             752
  Accrued expenses
    and other payables                           3,339             595
  Taxes other than income                          357               -
  Due to related parties                             -             577
                                             ----------      ----------
  Total current liabilities                      6,912           2,212
                                             ----------      ----------

The accompanying notes are an integral part of these financial statements.

                 REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                 ------------------------------------------
               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
               -------------------------------------------------
 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND YEAR ENDED DECEMBER 31, 1995
(Cont'd)
             (Amounts expressed in United States dollars)
     (Amounts in thousands, except number of shares and per share data)

                                                June           December
                                              30, 1996         31, 1995
                                             ----------      ----------
                                                $'000            $'000

  Convertible note payable                      13,500               -
  Long-term loans                                  419             675
  Due to China
    Strategic Holdings Ltd                         101               -
  Due to related parties                             -             619
  Minority interests                             5,362               -

Shareholders' equity:

  Common stock                                     818             818
  Additional paid-in capital                    20,307          20,307
  Dedicated capital                                 42               -
  (Accumulated deficits)/
    Retained Earnings                          (18,045)        (18,487)
  Exchange reserve/(deficit)                        (8)              -
                                             ----------      ----------
  Total shareholders'
    equity                                       3,114           2,638
                                             ----------      ----------
  Total liabilities and
    shareholders' equity                        29,408           6,144
                                             ==========      ==========


The accompanying notes are an integral part of these financial statements.

                 REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                 ------------------------------------------
            CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
            -----------------------------------------------------
 FOR THE SIX MONTHS ENDED AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995
             (Amounts expressed in United States dollars)
    (Amounts in thousands, except number of shares and per share data)

                     Six months ended June 30,    Three Months Ended June 30,
                     -------------------------    ---------------------------
                           1996       1995              1996           1995
                          $'000      $'000             $'000          $'000

Sales                     6,672      3,439             3,820          1,802
                        --------   --------          --------       --------
Cost of goods sold        4,008      2,340             2,275          1,227
Selling and
  administrative expense  1,114      1,282               552            651
Interest expenses/
  (income), net             (13)       159               (33)            81
Other expenses/
  (income), net             201       (348)              100           (330)
                        --------   --------          --------       --------
Total costs and expenses  5,310      3,433             2,894          1,629
                        --------   --------          --------       --------

Income before tax:
  From continuing operations
                          1,479          -               926            173
  From discontinued operations
                           (117)         6                 -              -
                        --------   --------          --------       --------
                          1,362          6               926            173

Provision for income tax    235          -               143              -
                        --------   --------          --------       --------
Income after tax          1,127          6	               783            173

Minority interest           644          -               392              -
                        --------   --------          --------       --------
Net income                  483          6               391            173
                        ========   ========          ========       ========

Weighted average common
  shares outstanding  81,806,198   81,806,198       81,806,198     81,806,198

Net income per
  common share            0.006      0.000             0.005          0.002

The accompanying notes are an integral part of these financial statements.

                 REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
             (Amounts expressed in United States dollars)
     (Amounts in thousands, except number of shares and per share data)

                                                Six Months ended June 30,
                                                -------------------------
                                                  1996             1995
                                                ----------      ----------
                                                    $'000           $'000
Cash flows from operating activities:
Net Income (loss):                                    483               6
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operations:
    Depreciation and amortization                     320	             166
    Provision for losses on accounts receivable         -              18
    Loss on sale of subsidiary                         21               -
    Minority interest                                 644               -
    Gain on sale of assets                              -            (301)
  (Increase) Decrease in Assets:
    Accounts receivable                              (639)            375
    Restricted Cash                                     -              12
    Inventories                                      (359)           (488)
    Prepayments and
      other current assets                             (7)            (36)
  Increase (Decrease) in Liabilities:
    Accounts payable                                 (282)             65
    Accrued interest and
      other current liabilities                       607              93
    Tax payable                                       259               -
                                                ----------      ----------
Net cash provided by (used in)
    operating activities                            1,047             (90)
                                                ----------      ----------
Cash flows from investing activities:
  Purchase of subsidiaries (net of cash and
    cash equivalents acquired)                      5,987               -
  Disposal of subsidiaries (net of cash and cash
    equivalents disposed of)                          906               -
  Capital expenditure                                (560)            (63)
                                                ----------      ----------
Net cash provided by (used in)
  investing activities                              6,333             (63)
                                                ----------      ----------
Cash flows from financing activities:
  Loan from related parties                           480               -
  Proceeds from borrowing                           1,673             208
  Repayment of bank loans                          (3,166)           (227)
  Due to CSH                                           99               -
                                                ----------      ----------
Net cash provided by (used in)
  financing activities                               (914)            (19)
                                                ----------      ----------
Net increase (decrease) in cash                     6,466            (172)

Cash at beginning of the period                        11             200
Effect on foreign exchange rate changes                (6)              -
                                                ----------      ----------
Cash at end of the period                           6,471              28
                                                ==========      ==========

The accompanying notes are an integral part of these financial statements.

                  REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENT
 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND YEAR ENDED DECEMBER 31, 1995
                              (Unaudited)

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

On February 8, 1996 Regal acquired all the issued and outstanding shares of Acewin, a British Virgin Islands corporation, from China Strategic Holdings Limited, a Hong Kong company ("CSH"). Acewin's sole asset is a 100% interest in CMH, which in turn, holds a 55% interest in Wuxi CSI. Regal paid $13.5 million for the shares of Acewin common stock. Such purchase price was paid by delivery of a $13.5 million Convertible Note bearing interest at the rate of nine percent (9%) per annum (the "Convertible Note").

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

Immediately following the acquisition of the shares of Acewin capital stock and as a condition thereto, Regal sold and transferred all the existing operating assets and real property of Regal to a newly formed corporation, Regal (New) International, Inc. ("New Regal") in exchange for $2.5 million and New Regal's assumption of all outstanding liabilities of Regal, other than the Convertible Note. New Regal is a subsidiary of Harlequin Investment Holdings Limited ("Harlequin"). The $2.5 million portion of the purchase price was paid as follows: $800,000 in cash and the balance by delivery to Regal of two promissory notes, one in the principal amount of $900,000 (the "$900,000 Note") and the second in the principal amount of $800,000 (the "$800,000 Note"). The $900,000 Note bears interest at

9% per annum and is payable in sixty (60) equal monthly installments of principal and interest. The $800,000 Note bears no interest and is due and payable in one installment on January 31, 2001. New Regal's obligations under the $900,000 Note and the $800,000 Note are secured by a pledge of all of the issued and outstanding shares of capital stock of New Regal.

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

Plant and office buildings                    8-30 years
Machinery and equipment                       3-20 years
Motor vehicles                                2-10 years
Furniture, fixtures and office equipment      2-10 years

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

3.  ACCOUNTS RECEIVABLE
    -------------------

	Accounts receivable consists of:
                                           June 30,        December 31,
                                             1996              1995
                                          ---------         ----------
                                           USD '000         USD '000

	Trade and other receivables                   2,763             1,636
Less: Allowance for doubtful accounts            (-)              (53)
                                          ---------         ----------
	Accounts receivable, net                      2,763             1,583
                                          =========         ==========

4.  INVENTORIES
    -----------
                                           June 30,         December 31,
                                             1996               1995
                                          ---------         -----------
                                          USD '000            USD '000

Raw materials                                  801                 231
Work-in-progress                               429                 549
Finished goods                               1,160               2,034
Less: Provision for obsolescence                (-)               (354)
                                          ---------           ---------
                                             2,390               2,460
                                          =========           =========

5.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------
                                           June 30,         December 31,
                                             1996               1995
                                          ---------         -----------
                                          USD '000            USD '000

Land                                             -                 101
Plant and office buildings                   2,437               1,357
Machinery and equipment                      5,738               7,798
Motor vehicles                                 338                   -
Furniture fixtures and office                  354                 810
  equipment
Construction-in-progress                       597                   -
Less: Accumulated depreciation                (872)             (8,230)
                                          ---------          ----------
Net book value                               8,592               1,836
                                          =========          ==========


6.  LONG-TERM INVESTMENT
    --------------------
Long-term investment comprised:
                                          June 30,         December 31,
                                             1996               1995
                                          ---------         -----------
                                          USD '000            USD '000

Unlisted investments, at cost                  251                   -
Government debentures                           23                   -
                                          ---------          ----------
                                               274                   -
                                          =========          ==========

7.  INCOME TAXES
    ------------

PRC income taxes were provided at a rate of 13.5% in respect of the income earned by Wuxi CSI in 1996.

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

Results of operation

                                              Three months ended June 30,
                                              ---------------------------
                                                   1996           1995
                                               ----------      ----------
                                                    '000            '000

Sales                                              6,672           3,439
Cost of Sales                                      4,008           2,340
Gross Profit                                       2,664           1,099

Gross Profit Ratio                                 39.9%	           32.0%

Selling, General and Administrative expenses      1,114            1,282
Financial expenses                                  (13)             159
Other expenses/ (Income), Net                       201             (348)
                                               ---------         --------
Income before Taxes and Minority Interest         1,362                6
                                               =========         ========

Sales
-----

Sales increased by $3,233,000 or 94.0% in the first half of 1996 as compared with the first half of 1995. This was primarily attributable to the enlarged scale of operations following the acquisition of Wuxi CSI.

Gross Profit
------------

The company made a gross profit of $2,664,000 in the first six months of 1996, representing a 1.4 times increase from the corresponding period last year. The gross profit ratio for the period also improved, rising from 32.0% in 1995 to 39.9% in 1996. This increase reflects the total change in the Company's operating activities subsequent to the restructure in February. Manufacture of anyi-vibration isolators in China at present commands a higher gross margin than that of supplying oil exploration equipment to the U.S. domestic market.

Selling, General and Administrative expenses
--------------------------------------------

Selling, general and administrative expenses for the first half of 1996 decreased to $1,114,000 as compared to $1,282,000 for the same period last year. As a percentage of sales, it dropped those expenses 16.7% from 37.3% in 1995. Decrease in operating costs and cost ratio reflects the difference in operating environments in the People's Republic of China as the United States. Acquisition of the Wuxi plant enabled the Company to enjoy cost advantages such as lower labor costs and rents in China.

Financial Expenses
------------------

Financial expenses improved from a net expense of $159,000 in the first half of 1995 to a net income of $13,000 in the first half of 1996. Since the Wuxi plant was cash rich and modestly leveraged, consolidating its result with that of the Company did not produce upward pressure on financial expenses. The decrease in financial expense was also a direct result of net repayment of bank loans of approximately $1,493,000 during the period. Apart from this, the $13.5 million convertible note issued to acquire the Wuxi plant is interest free for six months from the date of issue. The Company therefore, recorded minimal financial expenses during the six month grace period.

Income Before Income Taxes and Minority Interests
-------------------------------------------------

The spin-off of the oil exploration equipment supply operation, which was operating at a loss, and acquiring the Wuxi plant early this year, resulted in the Company producing a profit in the first half of 1996. Income before taxes and minority interest in the first half surged from $6,000 in 1995 to 1,362,000 in 1996.

Liquidity

During the six months ended June 30, 1996, net cash provided by operating activities was approximately $1,047,000 as compared to net cash of $90,000 used in the first half of 1995. The increased liquidity resulted from net income of $483,000 after adjustments for depreciation and amortization of $320,000 and minority interest of $644,000. The non-cash adjustments were offset by an increase in working capital. Cash provided by investing activities resulted from the acquisition of Wuxi CSI and disposal of operating assets to New Regal, which generated into the Company net cash and cash equivalents of around $5,987,000 and $906,000 respectively. Cash used in financing activities was $914,000. This was primarily attributable to net movement of loans during the period, reflecting proceeds from new borrowing and loans from related parties totaling $2,153,000, offset by loan repayments of $3,166,000. As a result, the cash position of the Company was substantially strengthened. Cash and cash equivalents increased to $6,471,000 at June 30, 1996 from $11,000 at the beginning of the year.

Capital Resources

The Company's working capital mainly comes from operations. Short-term bank loans at June 30, 1996 amounted to $475,000 and $2,041,000 respectively. All of these loans were unsecured.

Effects of Inflation

The general inflation rate in the PRC was approximately 13.2%, 21.7% and 14.8% per annum in 1993, 1994 and 1995 respectively. Accordingly, the Chinese government has taken steps to control inflation by means of credit restrictions and an increase in interest rates which, in turn, may lead to a slow down of the Chinese economy. Howevever, it did not have any significant adverse effect on the performance of the Company, as the operating subsidiary. Wuxi CSI was able to control production costs by implementing internal cost control measures.

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

         NONE

ITEM 5 - OTHER INFORMATION

         NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ending June 30, 1996, the company filed one report on form 8-K/A, reporting under Item 7, on or about April 1, 1996.

                             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:

                                REGAL INTERNATIONAL, INC.
                                     (Registrant)

                                 /s/ Mico Chung
                                 ----------------------------
                                 Mico Chung, President

                                 /s/ Jim Pang
                                 ----------------------------
                                 Jim Pang, Chief Financial Officer