Form 10-Q
period 1996-09-30
REGAL INTERNATIONAL INC
filed 1997-01-03
CIK 357434

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                           FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996


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

Yes -----   No--X--

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date September 30, 1996, 81,806,198 shares.

Transitional Small Business disclosure format (check one):
Yes -----  No --X--

                            TABLE OF CONTENTS


PART 1: - FINANCIAL INFORMATION
                                                             PAGE
                                                             ----
ITEM I - FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 1996
  and December 31, 1995                                        1-2

Consolidated Statements of Operations
for the three and nine month period
ended September 30, 1996 and
September 30, 1995                                               3

Consolidated Statements of Cash Flows
for the nine months ended September 30, 1996 and
September 30, 1995                                               4

Notes to Consolidated Financial Statements                    5-11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATION     12-14


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                      15

ITEM 2 - CHANGE IN SECURITIES                                   15

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                        15

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                    15

ITEM 5 - OTHER INFORMATION                                      15

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                       15

                REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                ------------------------------------------
            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
            -------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND YEAR ENDED DECEMBER 31, 1995
           (Amounts expressed in United States dollars)
     (Amounts in thousands, except number of shares and per share data)

                                               September        December
                                                30, 1996        31, 1995
                                               ----------      ----------
                                                   $'000           $'000
ASSETS
------
Current assets
  Cash and cash equivalents                        3,319              11
  Restricted cash                                      -              19
  Note Receivable                                    172               -
  Accounts receivable, net                             -           1,583
  Inventories                                          -           2,460
  Prepayments and other current assets               309             235
                                               ----------      ----------
  Total current assets                             3,800           4,308
                                               ----------      ----------

  Property, plant and equipment, net              57,209           1,836
  Prepayments for Construction
    in Progress                                    1,891               -
  Note receivable                                  1,285               -
  Goodwill, net                                   12,752               -
                                               ----------      ----------
  Total assets                                    76,937           6,144
                                               ==========      ==========

LIABILITIES AND SHAREHOLDERS EQUITY
-----------------------------------

Current liabilities
  Short term bank loans                            3,614               -
  Long-term loans - current portion                    -             288
  Accounts payable                                   464             752
  Accrued expenses
    and other payables                               678             595
  Taxes other than income                             14               -
  Due to related parties                               -             577
                                               ----------      ----------
  Total current liabilities                        4,770           2,212


The accompanying notes are an integral part of these financial statements.

               REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                ------------------------------------------
           CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
           -------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND YEAR ENDED DECEMBER 31, 1995
           (Amounts expressed in United States dollars)
    (Amounts in thousands, except number of shares and per share data)

                                               September        December
                                                30, 1996        31, 1995
                                               ----------      ----------
                                                   $'000           $'000

  Convertible note payable                        30,000               -
  Long-term loans                                 18,972             675
  Due to China Strategic Holdings Ltd.               103               -
  Due to Chinese joint venture partner             3,614               -
  Due to related parties                               -             619
  Minority interests                              16,689               -

Shareholders' equity:

  Common stock                                       818             818
  Additional paid-in capital                      20,307          20,307
  (Accumulated deficits)/
    Retained Earnings                            (18,348)        (18,487)
  Exchange reserve/(deficit)                          12               -
                                                ---------       ---------
  Total shareholders' equity                       2,789           2,638
                                                ---------       ---------
  Total liabilities and
    shareholders' equity                          76,937           6,144
                                                =========       =========


The accompanying notes are an integral part of these financial statements.

                REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
  FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30 1996 AND 1995
           (Amounts expressed in United States dollars)
   (Amounts in thousands, except for number of shares and per share data)

                                Nine Months               Three Months
                            Ended September 30,       Ended September 30,
                            -------------------       -------------------
                              1996       1995          1996         1995
                             $'000      $'000         $'000        $'000

Revenues                        449	     5,356            449      1,917
                            --------   --------       --------   --------
Cost of goods sold                -      3,699              -      1,359
Selling and administrative
  expenses                      248      1,925            229        641
Interest expenses/
  (income), net                  60	       250             92         91
Other expenses/
  (income), net                 115       (435)            57        (85)
                            --------   --------       --------   --------
Total costs and expenses        423      5,439            378      2,006
                            --------   --------       --------   --------
Income from continuing
  operations before
  income tax                     26        (83)            71        (89)
Provision for income tax          -          -              -          -
                            --------   --------       --------   --------
Income from continuing
  operations                     26        (83)            71        (89)

Income from discontinued
  operations:
  Income from operations      1,768          -            575          -
  Loss on disposal             (580)         -           (559)         -
                            --------   --------       --------   --------
                              1,188          -             16          -
Income before minority
  interest                    1,214        (83)            87        (89)
Minority interest             1,075          -            431          -
                            --------   --------       --------   --------
Net income                      139        (83)          (344)       (89)
                            ========   ========       ========   ========
Weighted average common
shares outstanding       81,806,198 81,806,198     81,806,198 81,806,198
Net income per
  common share                0.002     (0.001)        (0.004)    (0.001)

The accompanying notes are an integral part of these financial statements.

                         REGAL INTERNATIONAL, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
              (Amounts expressed in United States dollars)

                                              Nine Months ended September 30,
                                              -------------------------------
                                                  1996               1995
                                              ----------          ----------
                                                  $'000               $'000
Cash flows from operating activities:
Net Income(loss):                                   139                 (83)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operations:
    Depreciation and amortization                   557	                 249
    Provision for losses on accounts receivable       -                 (27)
    Loss on disposal of subsidiaries                580                   -
    Minority interests                            1,075                   -
    Gain on disposal of fixed assets                 (2)               (368)
  (Increase) Decrease in Assets:
    Accounts receivable                            (567)                (27)
    Restricted Cash                                   -                  12
    Inventories                                    (289)                 31
    Prepayments and
      other current assets                          155                  23
  Increase (Decrease) in Liabilities:
    Accounts payable                               (720)               (107)
    Accrued expenses and
      other current liabilities                     357                 131
    Income and other taxes payable                  303                   -
                                               ---------           ---------
Net cash provided by (used in)
    operating activities                          1,588                (166)
                                               =========           =========
Cash flows from investing activities:
  Purchase of subsidiaries (net of cash and
    cash equivalents acquired)                   10,449                   -
  Disposal of subsidiaries (net of cash and cash
    equivalents disposed of)                      9,553                   -
  Proceeds from disposal of fixed assets             21                 126
  Capital expenditure                            (2,937)                (72)
                                               ---------           ---------
Net cash provided by (used in)
    investing activities                         17,086                  54
                                               =========           =========
Cash flows from financing activities:
  Loan from related parties                         480                   -
  Proceeds from note receivable                     243                   -
  Proceeds from borrowing                         1,886                 214
  Repayment of bank loans                        (4,585)               (299)
  Repayment of note payable                     (13,500)                  -
  Due to CSH                                        103                   -
                                               ---------           ---------
Net cash provided by (used in)
    financing activities                        (15,373)                (85)
                                               ---------           ---------
Net increase (decrease) in cash                   3,301                (197)

Cash at beginning of the period                      11                 200
Effect on foreign exchange rate changes               7                   -
                                               ---------           ---------
Cash at end of the period                         3,319                   3
                                               =========           =========
The accompanying notes are an integral part of these financial statements.

               REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCLAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND YEAR ENDED DECEMBER 31, 1995
                           (Unaudited)

1.  CONTINUING OPERATIONS AND BASIS OF PRESENTATION
    -----------------------------------------------

The consolidated financial statements include the accounts of Regal International, Inc. ("Regal") and its wholly-owned subsidiaries (collectively, the "Company") which are Westronix Limited ("Westronix"), China Construction International Group Limited ("CCIG") and Hangzhou Zhongche Huantong Development Co., Ltd. (the "Operating Subsidiary" or "HZ Toll Road".) The operating results of Regal's former subsidiaries, namely Acewin Profits Limited ("Acewin"), China Machine Holdings Limited ("CMH") and Wuxi CSI Vibration Isolator Co., Ltd. ("Wuxi CSI"), up to the date of disposal, are included in the consolidated statement of income. All significant intercompany balances and transactions are eliminated in consolidation.

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

On February 8, 1996 Regal acquired all the issued and outstanding shares of Acewin, a British Virgin Islands corporation, from China Strategic Holdings Limited, a Hong Kong company ("CSH"). Acewin's sole asset is a 100% interest in CMH, which in turn, holds a 55% interest in Wuxi CSI. Regal paid $13.5 million for the shares of Acewin common stock. Such purchase price was paid by delivery of a $13.5 million Convertible Note (the "Convertible Note A") bearing interest at 9% per annum after an initial 6-month interest free period.

Regal subsequently sold all of its interest in Acewin at a consideration of $13.95 million, pursuant to a Purchase Agreement dated September 11, 1996 between Regal, BTR China Holdings B.V. ("BTR"), a company incorporated in the Netherlands, and CSH. The proceeds were then used to repay the Convertible Note A of $13.5 million on September 13, 1996.

Immediately following the acquisition of the shares of Acewin capital stock and as a condition thereto, Regal sold and transferred all the existing operating assets and real property of Regal to a newly formed corporation, Regal (New) International, Inc. ("New Regal") in exchange for $2.5 million and New Regal's assumption of all outstanding liabilities of Regal, other than the Convertible Note. New Regal is a wholly-owned subsidiary of Harlequin Investment Holdings Limited ("Harlequin"). The $2.5 million portion of the purchase price was paid as follows: $800,000 in cash and the balance by delivery to Regal of two promissory notes, one in the principal amount of $900,000 (the "900,000 Note") and the second in the principal amount of $800,000 (the "$800,000 Note"). The $900,000 Note bears interest at 9% per annum and is payable in sixty (60) equal monthly installments of principal and interest. The $800,000 Note bears no interest and is due and payable in one installment on January 31, 2001. New Regal's obligations under the $900,000 Note and the $800,000 Note are secured by a pledge of all of the issued and outstanding shares of capital stock of New Regal.

Pursuant to an Acquisition Agreement dated September 10, 1996 between Regal, Westonix and CSH, Regal acquired all the issued and outstanding shares of Westonix at a consideration of $30 million, resulting in the issuance of a $30 million Convertible Note (the "Convertible Note B") by Regal to CSH bearing interest at 9% per annum after an initial 6-month interest free period. The principal and any unpaid interest owing on Convertible Note B can be converted into shares of the common stock, US$0.01 par value, of Regal at a conversion price of US$0.0302 per share. Westronix's sole asset is a 51% joint venture interest in HZ Toll Road, a Sino-foreign equity joint venture incorporated in the People's Republic of China, held through an intermediate Hong Kong company, CCIG.

HZ Toll Road, established on June 23, 1993, formally began business operations in September, 1993 in the City of Hangzhou, Zhejiang Province in the People's Republic of China (the "PRC"). The total cash consideration paid by CCIG for its interest in HZ Toll Road amounted to Rmb102 million (US$12,259,615) at the date of acquisition. Tolls collected from the existing portion of the toll road ("the first phase"), which was injected by the Chinese joint venture partner, Hangzhou City Transportation Development Company, and cash injected by CSH will be used to finance the construction of second and third phases of the toll road (the "CIP Projects") which are expected to be completed by the end of fiscal year 1997. HZ Toll Road will collect tolls from all three phases of the toll road after the CIP Projects are completed.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

a.  Basis of Consolidation
    ----------------------

The consolidated financial statements include the financial statements of the Company and its majority owned and controlled subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation.

b.  Revenue
    -------

Revenues represent toll revenue, reflecting gross receipts of the toll stations, net of business tax calculated at 3% of the gross toll receipts.

c.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

d.  Property, Plant and Equipment
    -----------------------------

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is computed using the straight line method over the assets' estimated useful lives, taking into account the estimated residual value of 10% ( except for roads and bridges which have no residual value) of the cost of fixed assets. The estimated useful lives are as follows:

Roads and bridges                           30 years
Buildings                                   20 years
Machinery and equipment                      5 years

Motor vehicles                               5 years
Furniture, fixtures and office equipment     5 years

Construction in progress ("CIP" see Note 4) represents new roads and bridges under construction and plant and machinery pending installation. This includes the costs of construction, the costs of plant and machinery and interest charges (net of interest income), arising from borrowings used to finance these assets during the period of construction or installation.

e.  Foreign Currency Translation
    ----------------------------

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

On consolidation, the results, assets and liabilities of the overseas subsidiaries are translated into United States dollars at the rates ruling on the balance sheet date. Exchange differences arising on consolidation are taken directly to reserves.

f.  Taxation: Income Taxes
    ----------------------

The Company's subsidiary, HZ Toll Road, and former subsidiary Wuxi CSI, are subject to Chinese income taxes at the applicable tax rate for Sino-foreign equity joint venture enterprises (currently 33%) on the taxable income as reported in its statutory accounts adjusted for taxation in accordance with the relevant income tax laws applicable to Sino-foreign equity joint venture enterprises. Pursuant to the same income tax laws, HZ Toll Road and Wuxi CSI, with a joint venture term of not less than 10 years and engaged in infrastructure and production respectively, will be fully exempt from the Chinese state unified income tax of 30% as well as the local income tax of 3% (Wuxi CSI will be fully exempt from the Chinese local income tax of 3% for five years starting from the first profit-making year) for two years starting from the first profit-making year followed by a 50% reduction of the Chinese state unified income tax for the next three years.

Wuxi CSI has obtained approval from the Wuxi Tax Bureau to delay the commencement of the tax holiday to January 1, 1994. Accordingly, from the date of its incorporation to December 31, 1993, Wuxi CSI was subject to Chinese state income tax at the rate of 24% plus Chinese local income tax at 3%.

The Company provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement basis of assets and liabilities. The tax consequences of those difference are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements.

g.  Taxation: Business Tax
    ----------------------

Prior to December 31, 1993, the Operating Subsidiary was subject to Consolidated Industrial and Commercial Tax ("CICT") at a rate of 3.03% on the gross toll revenue.

In December 1993, the Chinese government promulgated several major new tax regulations which came into effect on January 1, 1994. These new tax regulations replaced a number of former tax laws and regulations including the CICT. Under these new tax regulations, the Operating Subsidiary is subject to business tax which replaced the CICT and is now the principal direct tax on the the toll revenue generated. The business tax rate applicable to the Operating Subsidiary is 3.0%.

h.  Dedicated Capital
    -----------------

In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the Operating Subsidiary maintains discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The Board of Directors of the Operating Subsidiary will determine on an annual basis the amount of the annual appropriations to the dedicated capital. For the period from June 23, 1993 to September 30, 1996, the Operating Subsidiary did not report any profits in the statutory financial statements, and accordingly, no appropriation to dedicated capital has been made.


3.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

                                            September 30,      December 31,
                                                1996               1995
                                            -------------      ------------
                                               USD '000           USD'000
Land                                                  -               101
Road and bridges                                 13,693                 -
Buildings                                            18             1,357
Machinery and equipment                              64             7,798
Motor vehicles                                      260                 -
Furniture, fixtures and office equipment              5               810
Construction-in-progress                         44,508                 -
Less: Accumulated depreciation                   (1,339)           (8,230)
                                               ---------         ---------
Net book value                                   57,209             1,836
                                               =========         =========

4.  LONG-TERM BANK LOANS
    --------------------
Long-term bank loans, all of which are unsecured, bear average interest rates of approximately 15.08% as September 30, 1996 and are repayable as follows:

                                            September 30,      December 31,
                                                1996               1995
                                            -------------      ------------
                                              USD '000           USD '000
1997                                            6,986                  -
1998                                            3,011                  -
1999                                            6,565                  -
2000                                            1,807                  -
2001                                              602                  -

5.  INCOME TAXES
    ------------

PRC income taxes were provided at a rate of 13.5% in respect to income earned by Wuxi CSI prior to its disposal. No income taxes was provided on the income of HZ Toll Road for the nine months ended September 30, 1996 owing to the reason as stated in Note 7.


6.  DUE TO CHINESE JOINT VENTURE PARTNER
    ------------------------------------

The amount due to Chinese joint venture partner as at September 30, 1996 represented money borrowed from the Chinese joint venture partner to finance the CIP Projects. The loan is unsecured, non-interest bearing and has no fixed repayment date.


7.  CONTINGENCY
    -----------

The Operating Subsidiary has obtained an approval from the local government to offset the toll revenue collected from the first phase of the toll road against the construction-in-progress balances until the CIP Projects are completed by the end of 1997. Thus the tax holiday has been deferred until the CIP Projects are completed. As such, the Operating Subsidiary reported zero net profits in its statutory financial statements starting from the commencement of operations in 1993 and will continue to do so until the CIP Projects are completed at the end of 1997. The Company plans to record the net profits offset in the construction-in-progress account during 1993 to 1997 in the statutory income statements of the 1998 and 1999 fiscal years (i.e. the first two exemption years of the tax holiday). The plan is subject to the approval of the local tax bureau. Should such approval not be obtained from the local tax bureau, a tax liability amounting to approximately $600,000 as of December 31, 1995 may arise. In the opinion of management, it is not probable that a liability will arise.

8.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    ------------------------------------------------

Disposal of subsidiaries
------------------------
  Net assets disposed of:                                         1996
                                                               USD '000

  Property, plant and equipment (net)                            10,875
  Long-term investment                                              260
  Intangibles                                                       107
  Accounts receivable (net)                                       4,448
  Inventories                                                     4,865
  Prepayments and other current assets                            1,402
  Bank balances and cash                                          5,149
  Accounts payable                                               (1,378)
  Income taxes payable                                             (399)
  Accrued expenses and other current liabilities                 (2,542)
  Dividend payable                                               (1,610)
  Bank loans and other borrowings                                (4,136)
  Minority Interests                                             (5,650)
  Goodwill realized                                               5,595
  Exchange gain realized                                             (4)
                                                               ---------
                                                                 16,982
  Loss on disposal of subsidiaries                                 (580)
                                                               ---------
                                                                 16,402
                                                               =========
  Satisfied by:
  Cash (net of expense)                                          14,702
  Note receivable                                                 1,700
                                                               ---------
                                                                 16,402
                                                               =========

Analysis of the net inflow of cash and cash equivalents in connection with the disposal of subsidiaries:

Cash consideration received (net)                                14,702
Bank balances and cash disposed of                               (5,149)
                                                               ---------
                                                                  9,553
                                                               =========

    ---------------------------------------------------------

Acquisition of subsidiaries
---------------------------
  Net assets acquired:                                           1996
                                                               USD '000

  Property, plant and equipment (net)                            63,592
  Prepayments for CIP                                             1,894
  Long-term investment                                              274
  Intangibles                                                       119
  Accounts receivable (net)                                       2,296
  Inventories                                                     2,115
  Prepayments and other current assets                            1,612
  Bank balances and cash                                         10,449
  Accounts payable                                               (1,808)
  Income and other taxes payable                                   (110)
  Accrued expenses and other current liabilities                 (2,267)
  Dividend payable                                               (1,609)
  Bank loans and other borrowings                               (30,376)
  Minority interests                                            (21,249)
                                                               ---------
                                                                 24,932
  Goodwill arising on acquisition of subsidiaries                18,568
                                                               ---------
                                                                 43,500
                                                               =========

Satisfied by:
Convertible Note                                                 43,500
                                                               =========

Analysis of the net inflow of cash and cash equivalents in connection with the disposal of subsidiaries:

Cash consideration                                                    -
Bank balances and cash acquired                                  10,449
                                                               ---------
                                                                 10,449
                                                               =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview


In view of the strong demand for infrastructure facilities in China, management decided to invest in the HZ Toll Road thereby positioning the Company to benefit from the burgeoning Chinese economy. Investment in HZ Toll Road effectively enlarged the Company's scale of operation. Consolidated total assets increased by more than twelve times when compared with the Company's position at the beginning of the year. In addition, it is expected that the Company will derive a steady income stream from toll revenues.


Results of operation

                                                       Nine months ended
                                                       -----------------
                                                         September 30,
                                                       1996         1995
                                                    ---------    ---------
                                                        '000         '000

Revenues                                                 449        5,356
                                                    ---------    ---------
Cost of sales                                              -        3,699
Selling, general and administrative expenses             248        1,925
Financial expenses                                        60          250
Other expenses (income), net                             115         (435)
                                                    ---------    ---------
Total costs and expenses                                 423        5,439
                                                    ---------    ---------
Income from continuing operations before taxes            26          (83)
Provision for income taxes                                 -            -
                                                    ---------    ---------
Income from continuing operations                         26          (83)
Income from discontinued operations                    1,768            -
Loss on disposal of subsidiaries                        (580)           -
                                                    ---------    ---------
Income before minority interest                        1,214          (83)


Revenues
--------

Revenues decreased by $4,907,000 or 91.6% in the first nine months of 1996 as compared with the same period in 1995. Revenues in 1996 were minimal because only the post-acquisition toll revenues were recognized in the consolidated income statement. Therefore, the figure comprised barely one month's results. It was naturally dwarfed by the nine-month comparative figure in 1995. Apart from this, sales of Wuxi CSI and that of the oil equipment supply operations which had been spun off were excluded from the item but were included in "Income from discontinued operations".

Selling, general and administrative expenses
--------------------------------------------

Selling, general, and administrative expenses for the nine months ended September 30, l996 dropped 87.1% to $248,000 from $1,925,000 during the same period last year. However, as a percentage of sales, it rose to 55.2% from 35.9% in 1995. This was principally attributable to the absence of sufficient sales (owing to the reason mentioned above) to dissolve the corporate expenses incurred by Regal, where a majority of expenses were fixed in nature, in the computation of the cost ratio. Nevertheless improvement is expected in the future reports as more post-acquisition toll revenues will be taken up in the consolidated income statement.

Financial expenses
------------------

Financial expenses for the period decreased 76.0% from $250,000 of a year ago to $60,000 in 1996. Acquisition of the HZ Toll Road was made through the issuance of a $30 million convertible note, which is interest-free for six months from the date of issue. As a result, no interest expense was accrued on the convertible note during the period. In addition, most of the interest expenses incurred by the HZ Toll Road were capitalized into CIP Projects.

Interest expense during the period arose mainly from the interest on the $13.5 million convertible note issued to acquire Wuxi CSI, offset by the interest income received from the note receivable issued by New Regal. The six-month interest-free period of the former convertible note expired on August 8, 1996. Regal by using the proceeds received upon disposal of Wuxi CSI, repaid the $13.5 million convertible note on September 13, 1996. Interest charges reflect for the period from August 8 to September 13, 1996.

Income from continuing operations before income taxes
-----------------------------------------------------

The spin-off of the oil exploration equipment supply operations early this year, which operated at a loss, and acquiring the HZ Toll Road which yields a steady income stream, improved the Company's profitability. Income from continuing operations before taxes improved from a loss of $83,000 in first nine months of 1995 to an income of $26,000 for the same period this year. Management is confident that the Company will see earnings further improve in future reports when the financial contribution from the HZ Toll Road becomes fully reflected in the consolidated statement of income.

Income from discontinued operations
-----------------------------------

This item represents the operating results of Wuxi CSI and that of the oil equipment supply operation up to the date of disposal. The minority interest share amounted to $961,000. The income from discontinued operations contributed a net amount of approximately $807,000 to the Company's bottom line.

Loss on disposal of subsidiaries
--------------------------------

Regal made a gross gain of $450,000 upon disposal of Wuxi CSI, reflecting gross disposal proceeds of $13.95 million, net of the purchase cost of $13.5 million. Upon consolidation, a loss was recorded because the post-acquisition profit of Wuxi CSI was brought into the calculation.

Liquidity

During the nine months ended September 30, 1996, net cash provided by operating activities was approximately $1,588,000 as compared to net cash used of $166,000 during the same period in 1995. The increased liquidity resulted from net income of $139,000 after adjustments for depreciation and amortization of $557,000, loss on disposal of subsidiaries of $580,000 and minority interest of $1,075,000. These non-cash adjustments were offset by an increase in working capital of $761,000. Cash provided by investing activities resulted from the net cash effect of acquiring the HZ Toll Road and disposal of Wuxi CSI, which generated into the Company net cash and cash equivalents of approximately $10,449,000 and $9,553,000 respectively. Cash used in financing activities was $15,373,000, primarily attributable to the repayment of the $13.5 million convertible

<page.                                                              -14-
note and bank loans of $4,585,000 during the period. As a result, the cash position of the company was substantially strengthened. Cash and cash equivalents increased to $3,319,000 at September 30, 1996 from $11,000 at the beginning of the year.


Capital Resources

The Company's working capital mainly comes from operations. Short-term and long-term bank loans at September 30, 1996 amounted to $3,614,000 and $18,792,000 respectively. All of short-term loans and $9,576,000 were secured by a related company of CSH. Apart form these, the Company at September 30, l996 had $30 million convertible note in issue. The note can be converted into shares of Regal Common Stock, $0.01 par value, a conversion price of $0.0302 per share (Note 1).


Effects of Inflation
--------------------

The general inflation rate in the PRC was approximately 13.2%, 21.7% and 14.8% per annum in 1993, 1994 and 1995 respectively. Accordingly, the Chinese government has taken steps to control inflation by means of credit restrictions and an increase in interest rates which, in turn, may lead to a slowdown of the Chinese economy. However, the management believe that inflation in China would not pose a significant adverse effect on the performance of the Company, as the Operating Subsidiary may apply to the provincial price bureau for increase in toll rates.

PART II - OTHER INFORMATION

ITEM I - LEGAL PROCEEDINGS

         NONE

ITEM 2 - CHANGES IN SECURITIES

         On September 10, 1996, the Company issued a $30 million convertible note (the "Note") as payment for the Company's acquisition of all of the issued and outstanding shares of Westronix Limited. The Note, if fully converted to common stock by the holder thereof, would give it a controlling interest of approximately 96% of the Company. See Note 1 to Consolidated (Unaudited) Financial Statements and Report on Form 8-K dated as of September 10, 1996.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5 - OTHER INFORMATION

         NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ending September 30, 1996, however, the Company filed reports on Form 8-K on or about October 7, 1996, reporting events under Item 2, which occurred on September 10 and September 11, respectively. The information required to be filed for such reports under Item 7, was filed by the Company on Form 8-K/A on December 2, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:
                                REGAL INTERNATIONAL, INC.
                                       (Registrant)

                                /s/ Mico Chung
                                -----------------------------
                                Mico Chung, President


                                /s/ Jim Pang
                                -----------------------------
                               Jim Pang, Chief Financial Officer