Form 10KSB
period 1996-12-31
REGAL INTERNATIONAL INC
filed 1997-04-21
CIK 357434

FORM 10-KSB

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1996.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


                        Commission file number: 1-8334

                         REGAL INTERNATIONAL, INC.
         (Exact name of Registrant as specified in its charter)

         Delaware                                   75-1071589
----------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation of organization                    Identification No.)


   52/F Bank of China Tower
       1 Garden Road
         Hong Kong
-----------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

   Registrant's telephone number, including area code (852) 2514-0300

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

                            Title of each class
                            -------------------
                       Common Stock, $.01 par value

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

                           yes [x]   no [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

          Revenues for the year ended December 31, 1996 were $4,640,000
The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 31, 1997 was $413,000.
The aggregate market value was computed by reference to the average bid and asked prices for the Common Stock on March 31, 1997. Solely for the purposes of this response, executive officers and directors are considered the affiliates of the Company at that date.

   As of March 31, 1997, 81,806,198 common shares were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE
                                    None

                                   PART I.

ITEM 1 - DESCRIPTION OF BUSINESS
---------------------------------

BUSINESS DEVELOPMENT

A.  General
    -------

In September, 1996, Regal International, Inc. (the "Registrant" or the "Company"), which term shall include, when the context so requires, its subsidiaries, completed a series of transactions which resulted in the Registrant's acquisition of a new business and disposition of its existing business assets and liabilities. The information set herein discloses information required by Form 10-KSB with respect to business of the Registrant (i) prior to the acquisition of the new business and (ii) after the sale of the existing business and acquisition of the new assets.

B.  Formation and Development of Registrant
    ---------------------------------------

On May 10, 1982 the Registrant became a separately publicly held corporation as a result of a spin-off from Texas International Company. Shareholders of Texas International Company were issued one share of the Registrant's common stock for each two shares of Texas International's Common Stock.

The Company changed its state of incorporation to Delaware in March 1982 through a merger with a wholly-owned subsidiary organized for that purpose. The surviving Company's authorized capital stock consisted of 20,000,000 shares of common, par value $.10 per share ("Common Stock") and 10,000,000 shares per preferred stock, par value $.10 per share, ("Preferred Stock"). At the November 17, 1987 Annual Meeting, shareholders voted to increase the authorized number of shares of Common Stock to 75,000,000. At the May 25, 1993 Annual Meeting, the shareholders voted to change the par value of Common Stock from $.10 per share to $.01 per share and to increase the authorized number of shares of Common Stock to 150,000,000.

In 1987 the Company acquired all of the issued and outstanding common stock of Bell Petroleum Services, Inc. ("Bell"), an oilfield products and services company.

On December 7, 1994 the New York Stock Exchange ("NYSE") suspended trading of the Company's Common Stock pending delisting as the Company did not meet the NYSE's criteria for continued listing. The Company decided not to contest the delisting and the Common Stock was removed from listing and registration on the NYSE effective February 9, 1995. The Company's Common Stock began trading on the NASD Electronic Bulletin Board in August, 1995.

C.  Background of Recent Transactions
    ---------------------------------

     On February 19, 1996, the Registrant acquired all the issued and outstanding shares of Capital Stock of Acewin Profits Limited, a British Virgin Islands corporation ("Acewin"), from China Strategic Holdings Limited, a Hong Kong company ("CSH") listed on The Hong Kong Stock Exchange Limited. Acewin's sole asset is all the issued and outstanding shares of China Machine (Holdings) Limited, a Hong Kong company ("CMHL"). CMHL's sole asset is a 55% joint venture equity interest in Wuxi CSI Vibration Isolator Co., Ltd. ("Wuxi CSI"), a Sino-foreign joint venture established in September 1993.

     The consideration paid by the Registrant for the Acewin Stock was $13.5 million. Said purchase price was paid by the Registrant's delivery of its Convertible Note bearing interest at the rate of nine percent (9%) per annum after an initial six (6) month interest-free period (the "Convertible Note"). Interest on the Convertible Note was payable on an annual basis, with all principal being due and payable on January 31, 1999. The principal and any unpaid interest owing on the Convertible Note were convertible into shares of the Common Stock, $0.01 par value, of the Registrant ("Common Stock") at a conversion price of $0.0302 per share. The Convertible Note was secured by a Pledge Agreement granting CSH a security interest in the Acewin Stock. The Convertible Note was fully repaid upon the sale of Acewin Stock, as described below.

     Immediately following the acquisition of the Acewin Stock and as a condition thereto, the Registrant sold and transferred the existing operating assets and real property of the Registrant to a newly formed corporation, Regal (New) International, Inc. ("New Regal") in exchange for New Regal's assumption of all liabilities of the Registrant, other than the Convertible Note, and $2.5 million, all in accordance with the terms and conditions of a certain Asset Purchase Agreement, dated as of February 8, 1996, by and between Registrant and New Regal.

     The $2.5 million purchase price was paid as follows: $800,000 in cash and the balance by delivery of two (2) Promissory Notes, one in the principal amount of $900,000 (the "$900,000 Note") and the second in the principal amount of $800,000 (the "$800,000 Note"). The $900,000 Note bears interest at 9% per annum and is payable in sixty (60) equal monthly installments of principal and interest. The $800,000 Note bears no interest and is due and payable in one installment on January 31, 2001. New Regal's obligations under the $900,000 Note and the $800,000 Note are secured by a pledge of all of the issued and outstanding shares of capital stock of New Regal. All the issued and outstanding shares of New Regal were owned by Harlequin Investment Holdings Limited ("Harlequin"). Harlequin was at the time of this transaction the beneficial owner of approximately fifty-five percent (55%) of then currently outstanding shares of the Registrant's Common Stock. Subsequent to this transaction, Harlequin reduced its beneficial ownership of the Registrant to less than one percent. See Item 11 - Security Ownership of Certain Beneficial Owners and Item 13 - Certain Relationships and Related Transactions.

     In connection with the above-described transactions, Janak Desai, Nils Ollquist and Girish Sharma resigned as directors of the Registrant, and Oei Hong Leong, the Chairman of CSH, Chung Cho Yee Mico, and Ma Wai Man Catherine were elected to fill the vacancies created by such resignations.

On March 8, 1996, Horler Holdings Limited ("Horler") purchased 40,500,000 shares of common stock representing 49.51% of the then issued and outstanding share capital of Regal from a major shareholder of the Company for $1,223,000, thus becoming its major shareholder.

     On September 10, 1996, the Registrant acquired all the issued and outstanding shares of Westronix Limited, a British Virgin Islands corporation ("Westronix"), from China Strategic Holdings Limited, a Hong Kong company ("CSH") pursuant to the terms of the Acquisition Agreement entered into on September 10, 1996. Westronix's sole asset is a 100% equity interest in China Construction Holdings Limited, a Hong Kong company ("China Construction") which owns 51% joint venture interest in Hangzhou Zhongche Huantong Development Co., Ltd. ("HZHD"), a Sino-foreign joint venture established in Hangzhou, Zhejiang Province, the People's Republic of China ("China") on June 23, 1993. The consideration paid by the Registrant is a $30 million Convertible Note bearing interest at the rate of nine percent (9%) per annum after an initial six (6) month interest-free period (the "Note").

     The Note is payable interest only on an annual basis, with all principal being due and payable on September 10, 1999. The principal and any unpaid interest due on the Note are convertible into shares of Common Stock, $0.01 par value, of the Registrant ("Common Stock") at a conversion price of $0.0302 per share. The consideration for the acquisition of Westronix was deemed fair pursuant to the fairness report issued by the independent third party engaged by the Registrant.

     CSH from whom the Registrant acquired HZHD, is an affiliate of the Registrant and the major shareholder of the Registrant's common stock. Three directors of the Registrant are also the directors of CSH.

     On September 11, 1996, the Registrant disposed of all the issued and outstanding shares of Acewin Profits Limited, a British Virgin Islands corporation ("Acewin"), to BTR China Holdings B.V., a Netherlands company (the "Purchaser") pursuant to the terms of the Agreement relating to the sale and purchase of the entire issued share capital of Acewin (the "Agreement") entered into on September 11, 1996. Acewin's sole asset was a 100% equity interest in, China Machine Holdings Limited ("China Machine"), a Hong Kong company, which owned 55% joint venture interest in Wuxi CSI Vibration Isolator Co., Ltd. ("Wuxi"), a Sino-foreign joint venture established in September, 1993.

     The consideration paid by the Purchaser consisted of $13,950,000 (the "Purchase Price"). The major portion of the proceeds were then used to repay the $13,500,000 Convertible Note payable to Horler Holdings Limited ("Horler"), a wholly-owned subsidiary of CSH, and issued by the Registrant in connection with the acquisition of Wuxi in February of 1996.

     The Board of Directors of the Registrant determined that disposal of Wuxi was in the best interest of the Registrant and was advantageous to the Registrant's plans to concentrate the resources of the Registrant in infrastructure projects in China in connection with the Registrant's recent acquisition.

As of December 31, 1996, the Company had the following subsidiaries:

Westronix Limited ("WL") - a holding company incorporated in the British Virgin Islands.

China Construction Holdings Limited ("CCHL") - a company incorporated in Hong Kong and formally known as China Construction International Group Limited.

Hangzhou Zhongche Huantong Development Co., Ltd. ("HZHD"), a Sino-foreign equity joint venture located in Hangzhou, Zhejiang Province, China.

The Company holds a 100% interest in WL. WL holds a 100% interest in CCHL which in turn holds a 51% interest in HZHD.

                         REGAL INTERNATIONAL, INC.
                            ORGANIZATION CHART

             -----------------------------
             |  Regal International Inc. |
             |       (Delaware)          |
             -----------------------------
                          |      100%
                          |
             -----------------------------
             |  Westronix Limited        |
             |         (BVI)             |
             -----------------------------
                          |      100%
                          |
             -----------------------------
             |   China Construction      |
             |   Holdings Limited        |
             |   (Hong Kong)             |
             -----------------------------
                          |
                          |      51%
             -----------------------------
             |   Hangzhou Zhongche       |
             |   Huantong Development Co.|
             |   Ltd. (PRC)              |
             -----------------------------

BUSINESS OF REGISTRANT PRIOR TO SEPTEMBER 10, 1996
--------------------------------------------------

After February 19, 1996 the Registrant owned, as its sole asset, all the issued and outstanding capital stock of Acewin, a company which owned all the outstanding capital stock of CMHL. CMHL was the holder of a 55% interest in Wuxi CSI. Wuxi CSI was the only operating subsidiary of the Registrant prior to September 10, 1996. Wuxi CSI, established in September 21, 1993, was a Sino-foreign joint venture in China between CMHL and Wuxi Vibration Isolator Factory. Wuxi Vibration Isolator Factory, built in 1960, was a National Grade II Enterprise (the National Grade System grades all factories in terms of size, profitability, sales, productivity and excellence in products. There are only a few Grade I Enterprises in each province) and Wuxi CSI was the largest vibration isolator producer in China. Wuxi CSI, was a primary supplier to domestically produced Volkswagens, Peugeots and Audis developed close ties to China's burgeoning automobile industry.

     Wuxi CSI, with registered capital of $8.0 million, occupied 39,540 square meters of land, including a building area of 45,504 square meters and workshop area of 37,232 square meters.

     The factory was situated in Wuxi City which is located in Southern Jiangsu Province, at the center of the "golden delta" of the Yangtze River, bordering Suzhou in the East and the Hangzhou in the West. It is 128 km. apart from Shanghai; 183 km. from Nangjing and 40 km. away from the natural port of Zhangjiagang. The urban area around Wuxi City covers 397 square km. with a population of 0.928 million. Wuxi City has become a major international open-port city at the mouth of the Yangtze River.

Business Of Wuxi CSI Vibration Isolator
---------------------------------------

     Wuxi CSI was engaged in the manufacture and sale of vibration isolators, rubber damping materials, stainless steel bellows expansion joint and similar products, primarily for sale within China. Its primary customer base was in Shanghai, although the distribution of its sales was regional. Being located only 128 km. from Shanghai where three (3) of the largest automobile manufacturers in China produce over 50% of the entire automobile market of China, Wuxi CSI sold over 70% of its output to Shanghai Volkswagon.

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

Products And Markets
--------------------
Wuxi CSI produced a complete range of the following products under the brand name "Xizhen" (See Table 2 - Sales by Units).

(1)  Rubber-Metal Vibration Isolators
    ---------------------------------
Minimizes harmful vibrations and noise. Widely utilized in automobiles, ships, trains and heavy machinery.

(2)  Metal Bellows
    -------------
Widely used in the shipbuilding, petroleum, chemical, industry, railway, construction, electric power and nuclear industries.

(3)  Bitumen Damping Materials
    -------------------------
Reduces vibration and noise from mechanical equipment installed in automobiles, refrigerators, fans and machinery.

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

Approximately 74% of Wuxi CSI's total sales in 1995 were made to Shanghai Volkswagen. Shanghai Volkswagen manufactures the "Santana". Compared to the Shanghai region, sales to other regions were relatively small. Sales to Jilin and Jiangsu come in second and third place but only accounted for 5.4% and 3.5% of total sales, respectively. (See Table 3 Geographical Sales Distribution).

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

(1)  Others refer to regions which are not listed above in the table

The complete information of the Company's business prior to September 10, 1996 has been provided in the Company's report on Form 10-KSB for the fiscal year ending December 31, 1995, which has been filed with the SEC.

BUSINESS OF REGISTRANT AFTER SEPTEMBER 10, 1996

     On September 10, 1996 the Registrant acquired, as its sole asset, all the issued and outstanding capital stock of Westronix Limited, a company which owns all the outstanding capital stock of China Construction Holdings Limited ("CCHL"). CCHL is a holder of a 51% interest in Hangzhou Zhongche Huantong Development Co., Ltd. ("HZHD"). HZHD is the only operating subsidiary of the Registrant. HZHD established on June 23, 1993, is a Sino-foreign joint venture in China between CCHL and its Chinese partner, Hangzhou City Transportation Development Company.

HZHD has been established to develop the construction project called "Hangzhou Ring Road". The Hangzhou Ring Road is designed to direct the congested traffic outside the city of Hangzhou. The city of Hangzhou, which covers an area of approximately 16,000 square kilometers and has a population of approximately 5.6 million, is the capital of Zhejiang Province in China. The city is located about 150 kilometers from Shanghai and has experienced rapid growth in its light manufacturing industry in recent years, most notably in electronic instruments, refined chemicals, machinery and electrical appliances.

Infrastructure projects, like Hangzhou Ring Road, became a priority to the government of China in recent years. According to directives of the 10-year program (1991 - 2000) of the government of China, one of its key national goals is to build more basic industry and infrastructure projects during the 1990s. Preference is given to the construction of the principal national trunk highways. In addition, highway construction in coastal regions is prioritized.

The Hangzhou Ring Road was approved as a priority project by the Hangzhou Municipal Planning Committee in 1992. HZHD has registered capital of RMB200 million and total investment of RMB600 million. China party contributed RMB98 million by injecting the existing Class 2 toll road, and CCHL contributed RMB102 million in cash. The principal asset of HZHD is its 100% interest in a 30-year joint venture consisting of the Hangzhou Ring Road, a three-section toll road surrounding the city of Hangzhou, which is expected to be fully completed by the end of 1997. Two of the three sections of the road were already completed by the end of 1996.

When the toll road is fully completed, it will be 38.2 km long and comprised of:

-13.2 km of existing Class 2 wide single carriageway linking Jichang (Airport) Road to Xiangfuqiao. The traffic capacity is estimated at about 20,000 vehicles per day (two way flow).

-25.0 km of Class 1 construction (6km of four-lane wide single carriageway with slow lanes and 19km of dual two-lanes with hard shoulders for emergency) including 21 bridges and three grade-separated junctions. The implementation of this section of the toll road consists of two phases:
Northwest section (Xiangfuqiao to Liuxai, 13.7 km) which was completed in December, 1996 and West section (Liuxai to Lingjiaqiao, 11.3 km), which is under construction and is expected to be completed by the end of fiscal 1997. This section encompasses extensive bridge works including:

*  river crossing bridges
*  bridges for road interchanges
*  underpasses and underground crossings for pedestrians and vehicles

 The section of the road from Jichang Road to Xiangfuqiao is now in operation and has been generating revenues from toll collection from the toll plazas at Xiangfuqiao. The section from Xiangfuqiao to Liuxai was completed in 1996 and obtained approval from the government to collect tolls. The section from Liuxai to Lingjiaqiao is expected to be completed by the end of 1997. Upon full completion, toll plazas are expected to operate at Xiangfuqiao (already in operation), Liuxai and Lingjiaqiao.

The toll plazas are currently utilizing electronic surveillance systems along with computerized toll collection systems.

The government of Zhejiang Province has approved a toll increase of 100% for the Hangzhou Ring Road, effective from March 1, 1997.


Overview of Transportation Infrastructure in China
-------------------------------------------------

History

The earliest highway appeared in China at the beginning of this century. Up to the founding of China in 1949, the country had merely 75,000 kilometers of highways, most of them cobblestone roads. During the second half of the century, however, highway construction in China experienced rapid development. By the end of 1995, total highway mileage had reached 1.14 million kilometers. So far, highways have extended to all counties throughout the country, and 98 percent of China's townships and 80 percent of villages have bus service.

China's highway construction after 1949 can be divided into three periods.

The first period was between 1959 and 1957, when emphasis was put on filling in the main arteries of the country. The second period, 1958-1980, experienced a rapid popularization of highways throughout the country. During this period highway mileage increased from 254,600 kilometers to 888,000 kilometers, and 90 percent of all counties and townships were made accessible by roads.

In the third period, which started in 1981, China is seeking the popularization of highways with improvements in road quality. Priority is now given to the latter. With high grade highways and expressways being built in the remotest areas, highway construction in China entered a period of rapid development.

Recent Developments

Since the implementation of "reform and opening", along with the transition from a planned economy to a "socialist market economy", traffic between different cities and between urban and rural areas in China has increased. This has resulted in a sharp increase in demand for medium- and short-distance small-scale freight transport, a large increase in passenger flow and a steep rise in highway traffic. Many highways have actual volumes of four to five times more than their designed capacity. Traffic has become an outstanding bottleneck hindering economic development.

To meet the need of rapid economic development, China's communication bureaus have shifted emphasis onto the economically developed regions where there are urgent traffic problems, constructing and renovating roads radiating from economic centers and coastal areas to neighboring and hinterland areas. At the same time, in line with the increase in traffic, highways connecting energy bases, harbors and large and medium-sized cities, tributary roads to railways, arteries connecting economic zones and important townships, and tourist highways and roads for poor areas, are to be built or renovated. In addition, a certain number of expressways will be constructed according to necessity and possibility.

The construction of the Shenyang-Dalian Expressway in 1987, the first of its kind in China, has ushered in a new era. So far, more than 20 expressways, totaling 2,100 kilometers, have been built through China. Completed and opened on September 1, 1990, it has greatly shortened the time and distance between the two largest cities in north-eastern China, producing considerable economic benefit. The Shenyang-Dalian Expressway, the first of its kind in China, has greatly promoted and accelerated highway and expressway construction throughout the country, especially in the economically developed areas. So far China has a total of 33 major highways, including those still under construction.

Highways in China are no longer the cart roads of the old. They have become fully facilitated, with smooth surfaces and clear and neat traffic markings. Sichuan Province, which had very poor transportation, now has a complete communications network. The expressway connecting Chengdu and Chongqing has reduced the time between the two cities to a little over three hours.

Compared with the sharp increase in transportation volume, however, highway construction still lags. To solve this problem, the Chinese government has mapped out a long-term plan for enhancing the country's communication network. The plan covers the construction of highways, waterway transportation and relevant safety systems. According to the key projects for highway construction in the plan, starting in 1990, a highway network of 12 national arteries totaling 35,000 kilometers has started to be constructed between Beijing and the provincial capitals, major cities, important communication hubs and key ports throughout the country to form a nationwide passageway for rapid transportation.

The 12 arteries that make up the national highway network will include five north-south highways from Tongjiang to Sanya, Beijing to Fuzhou, Erenhot to Hekou and Chongqing to Zhanjiang, and seven east-west arteries from Suifenhe to Manzhouli, Dandong to Lhasa, Qingdao to Yinchuan, Lianyungang to Korgas, Shanghai to Chengdu, Shanghai to Ruili and Hengyang to Kunming. These highway arteries will link up more than 200 cities, covering a population of 600 million. They will be able to shoulder more than 20 percent of the country's total traffic.

These highway arteries will be composed mainly of expressways and grade-1 and grade-2 special roads, well-equipped with complete safety, telecommunications and administration systems. Many new technologies, with micro-electronic technologies at the core, will be applied to these highways. With the help of these instruments, all the necessary information on the way, including the traffic situation, accidents, road surface conditions and weather, will be fed back in time to a computer system in the traffic control center. The information, after being processed, will then be transmitted back and displayed on the information panels erected along the roads.

Raw Materials
-------------

The raw materials utilized by the Company in construction of the Hangzhou Ring Road consist mainly of cement, gravel and steel rebar. The third and final section of the Hangzhou Ring Road, currently under construction, is being built by a general construction firm hired by the Company. The general contractor is responsible for procuring all raw materials necessary for completion of the project, and has not experienced shortages of any raw materials.

In general, the cement industry in China is competitive and supply shortages are rare. Since there is a lack of obvious product differentiation, manufacturers compete based primarily on price and timely delivery. Currently, there are approximately 7,700 cement plants in China, of which 67 are state-owned enterprises and are capable of producing high grade cement. The average annual output of these plants is approximately 660,000 tons.
The production cost of cement in China varies with regions, ranging from RMB150 to RMB250 per ton. Fuel and electricity account for 40% of the total production cost, while labor accounts for only about 5% of the total production cost. Since 1993, the government has relaxed state control of cement prices and allowed cement prices to fluctuate according to market condition determined by demand and supply. The uneven distribution of resources and differences in the pace of economic development in different regions of China, creates the movement of cement prices. In the southeast coastal provinces and the Yangtze river valley, the average price is comparatively higher than the national level.

Since 1978 the Chinese steel industry has grown rapidly. At the end of 1992 there were 1,744 iron and steel enterprises in China (including mining companies) and 3.8 million iron and steel workers as compared with 1,322 companies and 2.4 million workers in 1980. From 1980 through 1992, steel production increased at a compound annual growth rate of 6.7% with growth of 13.9% in 1992 and 16.2% in 1993. In 1994, with total steel production of
91.5 million tons, China became the world's second largest steel producer behind Japan.

The rate of growth in steel production in China also increased. This accelerated growth is primarily due to the fact that, under China's new economic policies, demand for steel as a raw material for various industries and to build and rebuild China's infrastructure has increased substantially. Furthermore, with changes in the pricing system, profitability has improved and production capacity has increased accordingly.

Since 1980, steel-making technology in China has experienced significant improvements. Measures have been taken to modernize steel enterprises by merging and expanding existing facilities and improving and upgrading technologies.

Although in the past three years the steel industry has grown rapidly with an annual average increase in production of 16%, domestic supply is still far from meeting demand. Therefore China must continue to import a certain amount of steel from foreign sources. During periods when importation is permitted the steel products producers in China generally experience decreased sales, as currently the Chinese steel industry cannot compete with producers of imported steel products with respect to price and, in some cases, quality.

Management and Employees
------------------------

The Board of Directors of HZHD consists of seven members; three directors appointed by China partner and four directors appointed by the Hong Kong partner, CCHL. The General Manager, who reports directly to the Board of Directors of HZHD, is responsible for the day-to-day operations of the joint venture. HZHD employs approximately 140 employees on a full time basis.

Competition
-----------

The Company's potential depends on its ability to identify and implement attractive transportation infrastructure development opportunities in China and to negotiate successfully to enter into joint ventures to develop or operate such projects. In this regard, the Company faces competition from infrastructure development businesses currently operating in China, and in addition from foreign investors who may wish to invest in infrastructure projects, thereby competing with the Company.

With respect to transportation infrastructure projects such as toll roads, there is no assurance that alternate routes which avoid toll charges or a charge lower toll will not be built.

In late 1995, the Hangzhou section of the Shanghai-Hangzhou Expressway was opened. The Company expects, based on the report from its traffic consultant, that this would cause diversion of traffic from the Hangzhou Ring Road and would reduce the flow through the southern toll plaza of the Hangzhou Ring Road by approximately 30%. On the other hand, the opening of the north-western and western sections of the Hangzhou Ring Road would provide new traffic sources. Furthermore, the Hangzhou Ring Road will also be used by local traffic and as the city of Hangzhou develops, this component of traffic is expected to grow. In addition, on the opening of the north-western and western sections of the Hangzhou Ring Road, heavy vehicles will be discouraged from proceeding on the road going through the city, and thus diversion to the Hangzhou Ring Road can be expected to be high, since about half of the vehicles will be affected by the restrictions on entering Hangzhou.

The Company is also facing competition from the Hangzhou section of the Shanghai - Ningbo Expressway, which was opened in 1996. The diversion of traffic from the Hangzhou Ring Road resulted in reduction of traffic volume from 6.1 million vehicles in 1995 to 5.2 million vehicles in 1996.

The Company believes that, despite competition, the need of China for further transportation infrastructure projects will continue to provide opportunities for the Company to participate in that will yield a satisfactory return.

Research and Development
------------------------

The Company did not engage in any research and development activities with respect to its infrastructure project in fiscal 1996.


Distributions From HZHD
-----------------------

     Applicable Chinese laws and regulations require that, before a Sino-foreign equity joint venture enterprise (such as each Operating Subsidiary) distributes profits to investors, it must: (1) satisfy all tax liabilities;
(2) provide for losses in previous years; and (3) make allocations, in proportions determined at the sole discretion of the Board of Directors, to a general reserve fund, an enterprise expansion fund and a staff welfare and employee bonus fund. Since the establishment of HZHD joint venture, each year the Company generated profits. However, each year both joint venture partners have agreed to retain the profits within the joint venture.

Operating In China
------------------

     ECONOMIC POLICIES. General economic conditions in China could have a significant impact on the Company's Hangzhou Ring Road project. The economy of China differs in certain material respects from that of the United States, including its structure, levels of development, capital reinvestment, growth rate, government involvement, resource allocation, rate of inflation and balance of payments position. Although the majority of China's productive assets are still owned by the state, the adoption of economic reform policies since 1978 has resulted in its' gradual reduction in the role of state economic plans, allocation of resources, pricing and management of such assets. The economic reform policies have increased emphasis on the utilization of market forces and rapid growth of the Chinese economy. The success of the Company's infrastructure project depends in part on the continued economic growth of China.

     INFLATION. The general inflation rate in China was approximately 21.7%, 14.8% and 6.3% per annum in 1994, 1995 and 1996 respectively.
Accordingly, the Chinese government has taken steps to control inflation by means of credit restrictions and an increase in interest rates which, in turn, may lead to a slow down of the Chinese economy. In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn, has resulted in the adoption by the Chinese government from time to time of various corrective measures designated to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program to control inflation which has resulted in the tightening of credit available to Chinese state-owned enterprises.

     FOREIGN CURRENCY EXCHANGE. Prior to January 1, 1994, all foreign exchange transactions involving Renminbi ("Rmb") in China had to take place either through authorized financial institutions at the official exchange rate set by the State Administration of Exchange Control ("SAEC"), the department of the government of China responsible for foreign exchange administration or at local swap centers at exchange rates largely determined by supply and demand. However, transactions effected through swap centers still required the prior approval of the SAEC.

     On January 1, 1994, the government of China implemented a controlled floating exchange rate system based on market supply and demand and established a managed foreign exchange system. In place of the official rate and swap center rate, the People's Bank of China ("PBOC") now publishes a daily exchange rate (the "PBOC Exchange Rate") for Renminbi based on the previous day's dealings. The financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within a set range above or below the PBOC Exchange Rate, according to market conditions. In furtherance of these currency reforms, the China Foreign Exchange Trading Center ("CFETC") was formally established in Shanghai and came into operation in April 1994. The establishment of CFETC was originally intended to coincide with the phasing out of the swap centers. However, the swap centers have been retained as an interim measure and it is envisaged that the local centers will be phased out gradually.

     Currently, foreign investment enterprises ("FIE") in China (including Sino-foreign equity and cooperative joint ventures) are required to apply to the local bureau of the SAEC for "foreign exchange registration certificates for foreign investment enterprises". With such foreign exchange registration certificates (which are annually reviewed by the local bureau of the SAEC) or with the foreign exchange sales notice from the local bureau of the SAEC, FIEs may enter into foreign exchange transactions at the swap center, or in the future, through the unified market when all swap centers are connected to CFETC. On January 29, 1996, the State Council promulgated the regulations of China Regarding Foreign Exchange Control (the "Regulations") which came into effect on April 1, 1996. Pursuant to the Regulations, conversion of RMB into foreign exchange for the use of recurring items, including the distribution of dividends and profits to foreign investors of joint ventures, is permissible. FIEs are permitted to remit its foreign exchange from its foreign exchange bank account in China on the basis of the relevant joint venture contracts, the board resolution declaring the distribution of payment of the dividend, etc. Conversion of RMB into foreign exchange for capital items, such as direct investment, loans, security investment are still under control.

     The exchange rate between the Renminbi and the U.S. Dollar as quoted by the Bank of China ranged between Rmb 8.33 and Rmb 8.29 to $1.00 in 1996.

     LEGAL SYSTEM. Since 1979, many laws and regulations dealing with economic matters in general and foreign investment in particular have been promulgated in China. The Chinese Constitution, adopted in 1989, authorizes foreign investment, and guarantees the "lawful rights and interests" of foreign investors in China. The trend of legislation over the past twelve years has significantly enhanced the protection afforded foreign investment and allowed for more active control by foreign parties of foreign investment enterprises in China.

     There can be no assurance, however, that the current trend and economic legislation toward promoting market reforms and experimentation will not be slowed, curtailed or reversed, especially in the event of a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life.

     Despite some progress in developing a legal system, China does not have a comprehensive system of laws. The interpretation of Chinese laws may be subject to policy changes reflecting domestic political factors. Enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation may be inconsistent. The Chinese judiciary is relatively inexperienced in enforcing the laws or terms of contracts, leading to a higher than usual degree of uncertainty in the outcome of litigation. Even where adequate laws exist in China, it may be impossible to obtain swift and equitable law enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. As the Chinese legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors, such as the Registrant.

     HZHD's activities in China may be subject, in some cases, to administrative review and approval by various national, provincial and municipal authorities of the Chinese government. While China has promulgated an administrative procedural law permitting redress to the courts with respect to certain administrative actions, this law appears to be largely untested in its context.


Legal Structure of HZHD
-----------------------

     Hangzhou Zhongche Huantong Development Company, Ltd. was organized under Chinese law as a Sino-foreign equity joint venture enterprise, which is a distinct legal entity with limited liability. Such entities are governed by the Law of China on Joint Ventures Using Chinese and Foreign Investments and implementing regulations related thereto (the "Equity Joint Venture Law"). The parties to an equity joint venture have rights in the returns of the joint venture in proportion to the joint venture interests that they hold. The operations of equity joint ventures are subject to an extensive body of law governing such matters as formation, registration, capital contribution, capital distributions, accounting, taxation, foreign exchange, labor and liquidation. The transfer or increase of an interest in a Sino-foreign equity joint venture enterprise requires agreement among the parties to the venture and is effective upon the approval of relevant government agencies.

Taxation
--------

     A Sino-foreign equity joint venture with a term of 10 years or more and engaged in production is exempt from state income tax for the first two years after it attains profitability, and for three years thereafter it is eligible for a 50% reduction in the state income tax. HZHD will be fully exempted from Chinese state unified income tax of 30% as well as the local income tax of 3% for two years starting from the first profit-making year followed by a 50% reduction of the Chinese state unified income tax for the next three years.

Governance, Operations And Dissolution
--------------------------------------

     Governance, operations and dissolution of a Sino-foreign equity joint venture enterprise are governed by the Equity Joint Venture Law and by the parties' joint venture contract and the joint venture's articles of association. Pursuant to the joint venture contracts and articles of association of HZHD, it has a 30-year term and is governed by a Board of Directors consisting of seven members appointed for 4-year terms. CCHL appoints four directors, including the chairman, to HZHD, while the Chinese joint venture partner appoints the remaining three directors, including the Vice Chairman.

     The Board of Directors of HZHD exercises authority by majority vote over major corporate decisions, including the appointment of officers, strategic planning, budgeting, employee compensation and welfare and distribution of after-tax profits. Management of HZHD is conducted by a management committee headed by a General Manager and one or two Deputy General Managers, who act on behalf of HZHD pursuant to the direction and guidance of its Board of Directors.

     Pursuant to relevant Chinese Law, certain major actions of HZHD require unanimous approval by all the directors present at the meeting called to decide upon the following actions: amendments to it's contract and articles of association; increases in, or assignment of, the registered capital of the joint venture; a merger of the joint venture with another entity; or dissolution of the enterprise.

     HZHD is subject to the Sino-foreign Equity Joint Venture Enterprise Labor Management Regulations. In compliance with these regulations, the management may hire and discharge employees and make other determinations with respect to wages, welfare, insurance and discipline of its employees.

     Pursuant to the Equity Joint Venture Law, Sino-foreign equity joint venture enterprises may be terminated in certain limited circumstances, including the inability of the enterprise to conduct its business owing to a breach by one of its parties, insolvency, force majeure, or confiscation of the enterprise's assets by the government. Upon termination, the Board of Directors establishes a liquidating committee to dissolve the enterprise, which dissolution is subject to government review and approval.

     Resort to Chinese courts to enforce a joint venture contract or to resolve disputes between the parties over the terms of the contracts is permissible. In practice, however, disputes between the parties are resolved by negotiation. The Company believes that it has a good working relationship with its joint venture partner and that it will be able to reach agreements with it on business policies and decisions for HZHD.


Government Regulations
----------------------

Any increase in toll rates proposed by HZHD is subject to approval by the Hangzhou Municipal Government and City of Hangzhou Transportation
Department. There are no assurances that such proposals will be approved by these government authorities. If such proposals are denied, toll revenues of HZHD will be reduced.

The government of Zhejiang Province has approved a toll increase of 100% for the Hangzhou Ring Road, effective from March 1, 1997.

Compliance with Environmental Laws
----------------------------------

HZHD is not aware of any Chinese government environmental regulations which would have an adverse impact on the Company's operations.


ITEM 2 - DESCRIPTION OF PROPERTIES
----------------------------------

As of March 31, 1997, the Company had no office or facility for U.S. operations. The Company shares the office space at 52/F, Bank of China Tower, 1 Garden Road, Hong Kong and administrative support, with China Strategic Holdings Limited, a major shareholder of the Company ("CSH"). In fiscal 1996, the Company was charged RMB 1.29 million by CSH as a management fee for the use of the office space and staff support.

ITEM 3 - LEGAL PROCEEDINGS
---------------------------

Neither the Registrant nor its subsidiaries are a party to any material pending legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                  PART II.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------

The registrant's Common stock was listed on the New York Exchange
("NYSE") (symbol : RGL) until December 7, 1994, at which time the NYSE suspended trading since the Registrant did not meet the continued listing requirements. On February 9, 1995, the Common Stock was removed from registration and listing on the NYSE. The Registrant's Common Stock began trading on the NASD Electronic Bulletin Board since August 1995. The following table sets forth the high and low prices of the Common Stock as reported in the consolidated transaction reporting system during the periods indicated :

Quarter Ended                 High               Low*
-------------------          -------             ------
March 31,1996                0.0499              0.01
June 30, 1996                0.1                 0.01
September 30, 1996           0.03                0.01
December 31, 1996            0.03                0.001

*  The low price reflects the average of the bid and asked prices.

As of March 31, 1997, there were approximately 9,000 holders of record of the shares of the Registrant's Common Stock.

Dividend Policy
---------------

It is the current policy of the Board to retain earnings, if any, to provide funds for the Company's operations. The payment of dividends is at the discretion of the Board, and dividends may be paid only out of current earnings and profits or retained earnings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
------------------------------------------------------------------------

SELECTED FINANCIAL DATA
-----------------------

The following table presents the selected financial information of the Registrant as of and for the years ended December 31, 1994, 1995 and 1996 assuming that the Registrant had owned the shares of Westronix Limited in 1994 and 1995. The information was extracted from the audited consolidated financial statements of Regal International, Inc. and subsidiaries prepared under US GAAP.

Summary of Financial Results - 1994, 1995 & 1996

Income Statement               1994              1995               1996
-----------------------        ----              ----               ----
(Amount in thousands)          RMB     USD     RMB     USD     RMB     USD
                               ---     ---     ---     ---     ---     ---

Toll revenue                37,614   4,457  37,206   4,472  38,463   4,640
Income from continuing
 operations                 17,376   2,059  14,704   1,767  13,411   1,618
Net income                  12,790   1,515  14,939   1,796  11,876   1,433



Balance Sheet                        1995                 1996
----------------------               ----                 ----

(Amount in thousands)            RMB      USD         RMB      USD
                                 ---      ---         ---      ---
Current assets                44,873    5,393      35,610    4,296
Total assets                 425,523   51,145     656,911   79,242
Current liabilities           32,995    3,966     124,206   14,985
Long-term bank loans          97,500   11,719     179,500   21,652
Shareholders' equity        (190,593) (22,908)    (82,298)  (9,927)

____________________

(a) The U.S. dollar conversion translation amount have been translated using the unified exchange rate quoted by the Bank of China on December 31, 1994, 1995 and 1996 of $1.00 =Rmb 8.44, $1.00 = Rmb 8.32 and $1.00 = Rmb
8.29 respectively. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at those rate on December 31, 1994, 1995 and 1996 or at any other certain rate.

Overview
--------

The year 1996 marked a substantial change in the business of the Company. In an effort to benefit from the growing Chinese economy, management decided to dispose of the oil exploration equipment supply operation and acquire the Hangzhou toll road in September of 1996. The Company had thereby redirected its focus from the US industrial product market to the infrastructure project investment in China.

As of December 31, 1996, Regal International Inc. (the "Company") had the following subsidiaries (the Company together with its subsidiaries shall be collectively referred to as the "Group").

Westronix Limited ("WL") - A holding company incorporated in the British Virgin Islands.

China Construction Holdings Limited ("CCHL") - a company incorporated in Hong Kong, formally known as China Construction International Group Limited.

Hangzhou Zhongche Huantong Development Co., Ltd. (the "Operating Subsidiary" or "Hangzhou Toll Road"), a Sino-foreign equity joint venture located in Hangzhou, Zhejiang province.




Results of Operation - 1996 compared to 1995
--------------------------------------------

Summary Financial Information
-----------------------------

                                                              % change
(Rmb in thousands)                    1995         1996   from prior year
                                   ---------    ---------  ---------------
Toll revenue                         37,206        38,463          3.4%
General and administrative expenses  10,516        15,646         48.8%
Exchange gain                         1,101           350        (68.2%)
Net income                           14,939        11,876        (20.5%)



Toll Revenue
------------

Toll revenue increased 3.4% to Rmb 38.5 million in 1996 from Rmb 37.2 million in 1995. This was primarily attributable to an average increase of toll fees by approximately 50%, partially offset by a decrease in traffic flows. Competition from the Hangzhou section of the Shanghai - Ningbao Expressway, which was opened this year, resulted in reduction of traffic volume from 6.1 million vehicles in 1995 to 5.2 million vehicles in 1996. The management believes the impact has already been reflected in 1996. Further decrease of vehicle flows is unlikely. Management is also optimistic about the future revenue generation ability of Hangzhou Toll Road as the second phase of the toll road had been completed and started to collect toll revenue from March, 1997. The toll rates for the second phase is about double the toll rates for the first phase. In addition, the third and final phase of the toll road is expected to be completed by the end of 1997 and should start to generate revenues in the 1998 fiscal year.

General and Administrative Expenses
-----------------------------------

As compared with last year, general and administrative expenses went up 48.8% to Rmb 15.6 million. This is due to the fact that additional professional fees were incurred in 1996 and additional interest expenses incurred by the US$ 13.5 million convertible note in excess of the interest income generated from the US$900,000 note receivable. Also, a management fee of approximately US$155,000 has been charged by China Strategic Holdings Limited for the year. As far as the Operating Subsidiary is concerned, general and administrative expenses as a percentage of toll revenue remained flat and has remained around 28% for the past two years.


Exchange Gain
-------------

Exchange gain represents the favorable exchange difference arising from remeasurement of reporting currencies of the different companies within the Group into Renminbi, which is the Group's functional currency. Upon year end revaluation of the amount payable to CSH, which were in terms of foreign currency, exchange gains were recorded in the past three years due to continual strengthening of Renminbi.

The exchange rates for Renminbi against U.S. Dollars were 8.44, 8.32 and
8.29 for 1994, 1995 and 1996 respectively, representing an appreciation of Renminbi by 1.4% and 0.4% in 1995 and 1996 respectively, when comparing the exchange rate at the end of the year with the position at the beginning of the year. As a consequence, exchange gain dropped substantially from Rmb 1.1 million of a year earlier to Rmb 0.35 million this year.

Net Income
----------

Net income fell 20.5% to Rmb 11.9 million in 1996 from Rmb 14.9 million in 1995. This was attributable to the combined effect of increased general and administrative expenses, a decrease in exchange gain and a loss from discontinued operations.

Loss from discontinued operations represents the operating loss of Regal Bell and Rubber up to the date of disposal which amounted to approximately Rmb972,000. Net income in 1996 included a net gain on disposal of investment of approximately Rmb3,730,000.

Liquidity and Capital Resources
-------------------------------

In 1996, net cash provided by operating activities and financing activities was approximately Rmb 3.1 million and Rmb 171.3 million respectively. Net cash used in investing activities amounted to Rmb 175.1 million, resulting in a net decrease in cash and cash equivalents of Rmb 0.7 million.

For the past three years, the Company had been able to generate sufficient cash for its working capital needs. Net cash provided by operating activities dropped substantially from Rmb 48.9 million in 1995 to Rmb 3.1 million in 1996 principally due to the combination of increases in other receivables by approximately Rmb 13.4 million and a decrease in accounts payable by Rmb 11.4 million in 1996. The major contributor to the increase in other receivables was the notes receivable arising from the disposal of Regal Bell and Rubber to New Regal.

During the year, the Company incurred capital expenditures of Rmb 216.9 million which was financed through bank borrowings and loans from the Chinese joint venture partner amounting to Rmb 140.0 million and Rmb 30.8 million respectively.

As of December 31 1996, the Operating Subsidiary had outstanding capital commitments for construction contracts of approximately Rmb 91.8 million. The Operating Subsidiary has been able to raise funds from banks for financing the construction of the second and third phases of the toll road which are expected to be completed by the end of fiscal year 1997. Hangzhou Toll Road will collect toll revenue from all three phases of the toll road. Given its sound credit history and good banking relationships, management believes that the Operating Subsidiary will have access to adequate borrowingfacilities to meet its cash requirements in the foreseeable future.

Effects of Inflation
--------------------

The general inflation rate in terms of the Retail Price Index in China was approximately 21.7%, 14.8%, and 6.3% for 1994, 1995 and 1996 respectively. Management believes that inflation has not had significant impact on the Operating Subsidiary. Inflation has resulted in upward pressure on wages and salaries for employees and other operating expenses at the Operating Subsidiary. However, management does not expect inflation to have a material effect on profit margins and income, since it has been able to pass on such cost increments to toll road users by increasing toll rates.

Results of Operation - 1995 compared to 1994
--------------------------------------------

Summary Financial Information
------------------------------
                                                            % change
(Rmb in thousands)                     1994      1995     from prior year
                                    --------  ---------   ----------------
Toll Revenue                         37,614    37,206          (1.1%)
General and administrative expenses   9,616    10,516           9.4%
Exchange gain                         3,154     1,101         (65.1%)
Net Income                           12,790    14,939          16.8%



Toll Revenue
------------

Toll revenue decreased slightly by 1.1% to Rmb 37.2 million in 1995 from Rmb
37.6 million in 1994. There was no material change in toll fees and traffic volume during the year.

General and Administrative Expenses
-----------------------------------

General and administrative expenses went up 9.4% to Rmb 10.5 million. As a percentage of toll revenue, these costs also increased from 25.6% in 1994 to 28.3% in 1995 which was caused by the slight increase of the operation of Hangzhou Toll Road during 1995.

Exchange Gain
--------------

Exchange gain represents the favorable exchange difference arising from remeasurement of reporting currencies of the different companies within the Group into Renminbi, which is the Group's functional currency. Upon year end revaluation of the amount payable to CSH, which were in terms of foreign currency, exchange gains were recorded in the past two years due to continual strengthening of Renminbi.

The appreciation of the Renminbi in 1995 had slowed down as compared with the magnitude of upward movement in 1994. As a result, exchange gains in 1995 fell to Rmb 1.1 million from Rmb 3.2 million in 1994.

Net Income
----------

Net income increased 16.8% to Rmb 14.9 million in 1995 from Rmb 12.8 million in 1994. This was mainly due to income of approximately Rmb 235,000 from the discontinued operations as recorded in 1995, versus a loss of approximately Rmb 4.6 million from discontinued operations recorded in 1994.

Liquidity and Capital Resources
-------------------------------

In 1995, net cash provided by operating activities and financing activities was approximately Rmb 48.9 million and Rmb 69.4 million respectively. Net cash used in investing activities amounted to Rmb 167.1 million, resulting in a net decrease in cash and cash equivalents of Rmb 48.8 million.

The Company was able to generate sufficient cash for its working capital needs. Net cash provided by operating activities increased substantially from approximately Rmb 36.1 million in 1994 to approximately Rmb 48.9 million in 1995, principally due to an increase in accounts payable of Rmb
20.4 million and partially offset by the reduction in operating income of Rmb 2.7 million in 1995.

During 1995, the Company incurred capital expenditures of Rmb 166.2 million. Funds for capital expenditure primarily came from bank borrowings and cash provided by operating activities.

As of December 31, 1995, the Operating Subsidiary had outstanding capital commitments for construction contracts of approximately Rmb 228.3 million. The Operating Subsidiary was able to raise sufficient funds from banks to finance its projects. Given its sound credit history, future cash generating ability and superior banking relationships, management believes that the Operating Subsidiary will have access to adequate borrowing facilities to meet its cash requirements in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The Financial Statements and Supplementary Data for the Registrant for the period ended December 31, 1996, 1995 and 1994 are set forth hereto and made a part hereof.

                REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
               ============================================



                    CONSOLIDATED FINANCIAL STATEMENTS
                    ---------------------------------

                     AS OF DECEMBER 31, 1995 AND 1996
                     --------------------------------

                     TOGETHER WITH AUDITORS' REPORTS
                     -------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Regal International, Inc.:


We have audited the accompanying consolidated balance sheets of Regal International, Inc. and its subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the years ended December 31, 1994, 1995 and 1996, expressed in Chinese Renminbi. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not, however, audit the financial statements of Regal International, Inc., Regal Rubber Products, Inc., and Bell Petroleum Services, Inc. ("Regal Inc., Regal Rubber and Bell" respectively), as of and for the years ended December 31, 1994 and 1995. Regal Inc., acquired Westronix Limited in 1996 in a transaction accounted for as a transfer of assets between companies under common control and also disposed of Regal Rubber and Bell, as discussed in more detail in Note 1 to the accompanying consolidated financial statements. The financial statements of Regal Inc., Regal Rubber and Bell are included in the consolidated financial statements of Regal Inc., as of and for the years ended December 31, 1994 and 1995 and reflect total assets and total income of approximately 5.2 percent and 1.6 percent, respectively of the related consolidated totals for 1995, and approximately 26.4 percent of the related consolidated income for 1994. Those statements were audited by other auditors whose reports have been furnished to us and our opinion on the consolidated financial statements of the respective years, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

The reports of the other auditors referred to above on the financial statements of Regal Inc., Regal Rubber and Bell for the year ended December 31, 1995, dated February 9, 1996, included an explanatory paragraph on the ability of these companies to continue to operate as a going concern. However, in our opinion, this matter has been resolved by developments at the Company subsequent to the report issuance date which are explained in Note 1 to the accompanying consolidated financial statements.

In our opinion, based on our audit and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal International, Inc. and its subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1994, 1995 and 1996 in conformity with generally accepted accounting principles in the United States of America.





Hong Kong,
March 6, 1997.

                            REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                            ------------------------------------------

                                  CONSOLIDATED STATEMENTS OF INCOME
                                  ---------------------------------

                        FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                        ----------------------------------------------------

           (Amounts in thousands, except number of shares and earnings per common share)


                                                       Years ended December 31,
                                          --------------------------------------------------
                                             1994         1995         1996         1996
                                          -----------  -----------  -----------  -----------
                                              Rmb          Rmb          Rmb          US$
Toll revenue                                  37,614       37,206       38,463        4,640

General and administrative expenses           (9,616)     (10,516)     (15,646)      (1,887)

Exchange gain                                  3,154        1,101          350           42

Net gain on disposal of investment               -            -          3,730          450
                                          -----------  -----------  -----------  -----------
     Income from continuing
       operations before income taxes
       and minority interests                 31,152       27,791       26,897        3,245

Provision for income taxes                       -            -            -            -
                                          -----------  -----------  -----------  -----------
     Income from continuing
       operations before minority
       interests                              31,152       27,791       26,897        3,245

Minority interests                           (13,776)     (13,087)     (13,486)      (1,627)
                                          -----------  -----------  -----------  -----------
     Income from continuing
       operations                             17,376       14,704       13,411        1,618

Income/(Loss) from discontinued
  operations                                  (4,586)         235       (1,535)        (185)
                                          -----------  -----------  -----------  -----------
     Net income                               12,790       14,939       11,876        1,433
                                          ===========  ===========  ===========  ===========
Earnings per common share (Primary):
   -from continuing operations                  0.33         0.18         0.16         0.02
   -from discontinued operations               (0.09)        -           (0.01)        -
                                          -----------  -----------  -----------  -----------
                                                0.24         0.18         0.15         0.02
                                          ===========  ===========  ===========  ===========
Earnings per common share (Fully
  diluted):
   -from continuing operations                 0.017        0.014        0.012        0.001
   -from discontinued operations              (0.005)        -          (0.001)        -
                                          -----------  -----------  -----------  -----------
                                               0.012        0.014        0.011        0.001
                                          ===========  ===========  ===========  ===========
Weighted average number of common
   shares outstanding                     53,330,164   81,806,198   81,806,198   81,806,198
                                          ===========  ===========  ===========  ===========




Translation of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on December 31, 1996 of US$1.00 = Rmb8.29. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on December 31, 1996 or at any other certain rate.

The accompanying notes are an integral part of these consolidated statements of income.
                                     2

                          REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                          ------------------------------------------

                                CONSOLIDATED BALANCE SHEETS AS OF
                                ---------------------------------

                                  DECEMBER 31, 1995 AND 1996
                                   --------------------------

              (Amounts in thousands, except number of shares and share data)
                                                      Years ended December 31,
                                              -------------------------------------
                                                 1995         1996          1996
                                              -----------  -----------  -----------
ASSETS                                           Rmb           Rmb           US$
-------
Current assets
  Cash and cash equivalents                       22,172       21,443        2,587
  Prepayments and deferred expenses                  452          469           57
  Other receivables and other current assets         300       13,698        1,652
  Net assets of discontinued operations           21,949          -            -
                                              -----------  -----------  -----------
Total current assets                              44,873       35,610        4,296
                                              -----------  -----------  -----------
Prepayments for construction-in-progress          29,789        9,942        1,199
Property, plant and equipment, net               350,861      611,359       73,747
                                              -----------  -----------  -----------
Total assets                                     425,523      656,911       79,242
                                              ===========  ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Current liabilities
  Long-term bank loans - current portion             -         58,000        6,996
  Accounts payable                                21,195        9,767        1,178
  Accrued expenses and other payables             10,193       56,325        6,794
  Taxes other than income                            107          114           17
  Due to related companies                         1,500          -            -
                                              -----------  -----------  -----------
Total current liabilities                         32,995      124,206       14,985
                                              -----------  -----------  -----------
Long-term bank loans                              97,500      179,500       21,652
Convertible note payable                         249,600      249,600       30,108
Due to Chinese joint venture partner              10,500       41,318        4,984
Due to China Strategic Holdings Limited           96,840        2,418          291
Minority interests                               128,681      142,167       17,149

Commitments and contingency (Notes 6 & 14)

Shareholders'  equity:
Common stock, par value US$0.01 each;
  150,000,000 shares authorized; 81,806,198
  shares outstanding                               6,806        6,806          821
Additional paid-in capital                       (80,646)      15,773        1,903
Accumulated deficits                            (116,753)    (104,877)     (12,651)
                                              -----------  -----------  -----------
Total shareholders' equity                      (190,593)     (82,298)      (9,927)
                                              -----------  -----------  -----------
Total liabilities and shareholders' equity       425,523      656,911       79,242
                                              ===========  ===========  ===========

Translation of amounts from Renminbi (Rmb) into United States Dollars (US$)
for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on December 31, 1996 of US$1.00 = Rmb8.29.  No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on December 31, 1996 or at any other certain rate.

The accompanying notes are an integral part of these consolidated balance sheets.


                                                     3



                               REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                               ------------------------------------------

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 -------------------------------------

                           FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                           ----------------------------------------------------

                                           (Amounts in thousands)

                                                                      Years ended December 31,
                                                        --------------------------------------------------
                                                           1994          1995         1996         1996
                                                        -----------  -----------  -----------  -----------
                                                            Rmb          Rmb          Rmb          US$
Cash flows from operating activities:
  Net income
    Income from continuing operations                       17,376       14,704       13,411        1,618
    Income/(Loss) from discontinued operations              (4,586)         235       (1,535)        (185)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Minority interests                                      13,776       13,087       13,486        1,627
    Depreciation and amortization                            3,740        4,298        4,117          497
    Loss on disposal of fixed assets                           -             19          -            -
  (Increase) Decrease in assets:
    Prepayments and deferred expenses                           65          146          (18)          (2)
    Other receivables and other current assets               3,255         (239)     (13,397)      (1,616)
  Increase (Decrease) in liabilities:
    Accounts payable                                           840       20,355      (11,428)      (1,379)
    Accrued expenses and other payables                      1,648       (3,708)      (1,570)        (189)
    Taxes other than income                                     17           (7)           7            1
                                                        -----------  -----------  -----------  -----------
Net cash provided by operating activities                   36,131       48,890        3,073          372
                                                        -----------  -----------  -----------  -----------
Cash flows from investing activities:
  Prepayments for construction-in-progress                 (28,240)        (982)      19,846        2,394
  Acquisition of property, plant and equipment             (41,681)    (166,230)    (216,912)     (26,166)
  Changes in net assets of discontinued operations          (3,411)          80       21,949        2,648
                                                        -----------  -----------  -----------  -----------
Net cash used in investing activities                      (73,332)    (167,132)    (175,117)     (21,124)
                                                        -----------  -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds of bank loans                                    35,500      117,445      140,000       16,888
  Repayment of bank loans                                   (9,500)     (55,945)         -            -
  Due to related companies                                   2,500       (1,000)      (1,500)        (181)
  Due to Chinese joint venture partner                     (25,248)      10,500       30,818        3,717
  Due to China Strategic Holdings Limited                   68,252       (1,601)       1,997          240
  Proceeds from issuance of capital stock                      184          -            -            -
  Conversion of preferred stock to common stock              1,490          -            -            -
  Conversion of debt to common stock                         6,665          -            -            -
                                                        -----------  -----------  -----------  -----------
Net cash provided by financing activities                   79,843       69,399      171,315       20,664
                                                        -----------  -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents        42,642      (48,843)        (729)         (88)
Cash and cash equivalents, at beginning of year             28,373       71,015       22,172        2,675
                                                        -----------  -----------  -----------  -----------
Cash and cash equivalents, at end of year                   71,015       22,172       21,443        2,587
                                                        ===========  ===========  ===========  ===========

Translation of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on December 31, 1996 of US$1.00 = Rmb8.29. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on December 31, 1996 or at any other certain rate.

The accompanying notes are an integral part of these consolidated statements of cash flows.

                                                      4


                                REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                                ------------------------------------------

                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         ----------------------------------------------------------

                              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                              ----------------------------------------------------

                                 (Amounts in thousands, except number of shares)
                              Shares of
                             Convertible    Shares of
                              Preferred      Common
                                Stock         Stock                    Additional
                             (US$0.1 par  (US$0.01 par  Preferred and    Paid-in    Accumulated
                                value)       value)     Common Stock     Capital      Deficits      Total
                             -----------  -----------   -----------   -----------  -----------  -----------
                                Number        Number        Rmb          Rmb          Rmb          Rmb
Balance at
 December 31, 1993             2,630,134   53,330,164        6,625      (88,801)    (144,482)    (226,658)

Conversion of
 preferred stock to
 common stock                 (2,630,134)   8,423,952       (1,487)       1,490          -              3

Conversion of debt to
 common stock                        -     20,052,082        1,668        6,665          -          8,333

Net income                           -            -            -            -         12,790       12,790
                              -----------  -----------   -----------   -----------  -----------  -----------
Balance at
December 31, 1994                    -     81,806,198        6,806      (80,646)    (131,692)    (205,532)


Net income                           -            -            -            -         14,939       14,939
                              -----------  -----------   -----------   -----------  -----------  -----------
Balance at
 December 31, 1995                  -      81,806,198        6,806      (80,646)    (116,753)    (190,593)

Contribution by China
 Strategic Holdings
 Limited ("CSH")                    -             -            -         96,419          -         96,419

Net income                          -             -            -               -      11,876       11,876
                              -----------  -----------   -----------   -----------  -----------  -----------
Balance at
 December 31, 1996                  -      81,806,198        6,806       15,773     (104,877)     (82,298)
                              ===========  ===========   ===========   ===========  ===========  ===========


The accompanying notes are an integral part of these consolidated statements of changes in shareholders' equity.

                                                     5

                 REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                 ------------------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

               (Amounts in thousands, except number of shares,
                 per share data and unless otherwise stated)



1.  ORGANIZATION AND PRINCIPAL ACTIVITIES
-----------------------------------------

Regal International, Inc. ("Regal" or the "Company") was incorporated in the State of Delaware, the United States of America and is listed on the National Association of Securities Dealers Electronic Bulletin Board ("NASD") with an authorized share capital of US$1.5 million or 150 million shares of US$0.01 each.

Pursuant to an Acquisition Agreement dated February 8, 1996 between Regal, Acewin Profits Limited ("AP"), a British Virgin Islands corporation and China Strategic Holdings Limited ("CSH"), a company incorporated in Hong Kong and is listed on The Stock Exchange of Hong Kong Limited, Regal acquired all the issued and outstanding shares of AP at a consideration of US$13.5 million satisfied through the issuance of a US$13.5 million Convertible Note (the "Convertible Note A") by Regal to Horler Holdings Limited ("Horler"), a Hong Kong company and a wholly-owned subsidiary of CSH, bearing interest at 9% perannum after an initial 6-month interest-free period. AP was a wholly-owned subsidiary of CSH before the transfer and AP's sole asset was a 55% equity interest in Wuxi CSI Vibration Isolator Co. Ltd., a Sino-foreign equity joint venture incorporated in China, held through an intermediate Hong Kong company, China Machine (Holdings) Limited.

On February 15, 1996, CSH appointed three directors to fill vacancies on the Board of Directors created by the resignation of three out of the five directors of Regal effective on the date of consummation of the transaction whereby Regal acquired all the outstanding share capital of AP. On March 8, 1996, Horler purchased 40,500,000 shares of common stock representing 49.51% of the then issued and outstanding share capital of Regal from a major shareholder of the Company thus becoming its major and controlling shareholder.

Pursuant to a Purchase Agreement dated September 11, 1996 between Regal, an unrelated company incorporated in the Netherlands and CSH, Regal sold all the issued and outstanding shares of AP at a consideration of US$13.95 million. The proceeds were then used to repay the Convertible Note A principal of US$13.5 million, on September 13, 1996. The realized gain of US$450 on the disposal of AP has been included as part of "Net gain on disposal of investment" in the Company's consolidated statements of income for the year ended December 31, 1996.

Pursuant to another Asset Purchase Agreement ("the Agreement") dated February 8, 1996 between Regal and Regal (New) International, Inc. ("New Regal"), the Company sold and transferred the operating assets and real property of Regal existing as of January 31, 1996 to New Regal in exchange for US$2.5 million and New Regal's assumption of all liabilities incurred, accrued or arising from the Operations of Regal, prior to the closing date of this transaction, other than the Convertible Note A.

-----------------------------------------

Pursuant to the Agreement, the US$2.5 million portion of the purchase price was paid as follows: US$800 in cash and the balance by delivery of two promissory notes, one in the principal amount of US$900 (the "US$900 Note") and the second in the principal amount of US$800 (the "US$800 Note"). The US$900 Note bears interest at 9% per annum and is payable in sixty equal monthly installments of principal and interest. The US$800 Note bears no interest and is due and payable in one installment on January 31, 2001. The realized loss in connection with this transaction amounted to approximately US$69 and has been included as part of "Income/(Loss) from discontinued operations" in the Company's consolidated statements of income for the year ended December 31, 1996.

Pursuant to an Acquisition Agreement dated September 10, 1996 between Regal, Westronix Limited ("WL"), a wholly owned subsidiary of CSH, Regal acquired all the issued and outstanding shares of WL at a consideration of US$30 million to be satisfied through the issuance of a US$30 million Convertible Note (the "Convertible Note B") by Regal to Horler bearing interest at 9% per annum after an initial 6-month interest-free period. The principal and any unpaid interest owing on the Convertible Note B can be converted into shares of the Common Stock of Regal ("Common Stock") at a conversion price of US$0.0302 per share. On conversion, CSH would hold approximately 96.16% of the outstanding shares of the Company. WL's sole asset is a 51% equity interest in Hangzhou Zhongche Huantong Development Co. Ltd., a Sino-foreign equity joint venture incorporated in China, held through an intermediate Hong Kong company, China Construction Holdings Limited.

As of December 31, 1996, the Company had the following subsidiaries:

Westronix Limited ("WL") - a holding company incorporated in the British Virgin Islands).

China Construction Holdings Limited ("CCHL") - a company incorporated in Hong Kong and was formally known as China Construction International Group Limited.

Hangzhou Zhongche Huantong Development Co., Ltd. (the "Operating Subsidiary" or "Hangzhou toll road"), a Sino-foreign equity joint venture located in Hangzhou, Zhejiang Province, China).

The Company holds a 100% interest in WL. WL was incorporated on July 3, 1996 with an authorized share capital of 50,000 shares with a par value of US$1 each. One share was issued at par value to CSH which was subsequently transferred to Regal pursuant to a shareholder's resolution dated September 10, 1996. WL, holds a 100% interest in CCHL which in turn holds a 51% interest in Hangzhou toll road. WL's interest in CCHL and Hangzhou toll road was transferred from CSH pursuant to a shareholders' resolution dated August 28, 1996.

-----------------------------------------

Hangzhou toll road is a Sino-foreign equity joint venture enterprise established on June 23, 1993, which formally began business operations in September 1993 in China. The total cash consideration paid by CCHL for its interest in Hangzhou toll road amounted to Rmb 102 million. Tolls collected from the existing portion of the toll road ("the first phase"), which was injected by the Chinese joint venture partner, Hangzhou City Transportation Development Company, and cash injected by CSH will be used to finance the construction of the second and third phases of the toll road (the "CIP Projects") which are expected to be completed by the end of fiscal year 1997. Hangzhou toll road will collect toll from all three phases of the toll road after the CIP Projects are completed.

Key provisions of the joint venture agreement of Hangzhou toll road include:

*  the joint venture period is 30 years from the date of formation;

* the profit and loss sharing ratio is the same as the percentage of equity interest; and

* the Board of Directors consists of 7 members : 4 designated by CCHL and 3 designated by Hangzhou City Transportation Development Company.

The acquisition of the Operating Subsidiary by CCHL was accounted for by the purchase method of accounting. The tangible assets were valued at their estimated fair value. The results of the Operating Subsidiary are included in the consolidated statements of income from the effective date of the joint venture, June 23, 1993. No revenue was generated from the toll road before the formation of the joint venture.

Hangzhou toll road operates in China and accordingly is subject to special considerations and significant risks not typically associated with investments in equity securities of United States and Western European companies. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. These are described further in the following paragraphs:

Political Environment

The value of the Company's interests in the Operating Subsidiary may be adversely affected by changes in policies by the Chinese government including, among others: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on foreign currency conversion, imports or sources of suppliers; or the expropriation or nationalization of private enterprises.

-----------------------------------------

Economic Environment

The economy of China differs significantly from the economies of the United States and Western Europe in such respects as structure, level of development, gross national product, growth rate, capital reinvestment, resource allocation, self-sufficiency, rate of inflation and balance of payments position, among others. Only recently has the Chinese government encouraged substantial private economic activities.

The Chinese economy has experienced significant growth in the past five years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the Chinese central government to control inflation have significantly restrained economic expansion recently. Similar actions by the central government of China in the future could have a significant adverse effect on economic conditions in China and the economic prospects for the Operating Subsidiary and the Company.

Foreign Currency Exchange

The Chinese central government imposes control over its foreign currency reserves through control over imports and through direct regulation of the conversion of its national currency into foreign currencies. As a result, the Renminbi is not freely convertible into foreign currencies.

The Operating Subsidiary conducts substantially all of its business in China, and its financial performance and condition are measured in terms of Renminbi. The Operating Subsidiary's source of income, toll revenue, is denominated in Renminbi. Revenues and profits have to be converted to United States Dollars or Hong Kong Dollars to pay dividends to the Company. Should the Renminbi devalue against the United States Dollar, such devaluation would have a material adverse effect on the Company's profits measured in foreign currency and reduce the foreign currency that could be repatriated by the Operating Subsidiary to the Company. The Company currently is not able to hedge its Renminbi - United States Dollars exchange rate exposure in China because neither the banks in China nor any other financial institutions authorized to engage in foreign exchange transactions offer forward exchange contracts.

Legal System

Since 1979, many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in China. However, China still does not have a comprehensive system of laws and enforcement of existing laws may be uncertain and sporadic.

Toll Revenue

Any increase in toll rates proposed by the Operating Subsidiary is subject to approval by the Hangzhou Municipal Government and Hangzhou City Transportation Department. However, there is no assurance that proposed increases will be approved by these government authorities. If such proposals are denied, profit margins of the Operating Subsidiary could be reduced.

2.  BASIS OF PRESENTATION
-------------------------

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). This basis of accounting differs from that used in the statutory financial statements of the Operating Subsidiary, which were prepared in accordance with the accounting principles and the relevant financial regulations applicable to joint venture enterprises as established by the Ministry of Finance of China ("PRC GAAP").

The principal adjustments made to conform the statutory financial statements of the Operating Subsidiary to U.S. GAAP included the following:

*  Provision of depreciation on roads and bridges.

* Recognition of toll revenue on the accrual basis and upon the commencement of operations.

The transfer of CSH's equity interests in CCHL to WL and the transfer of CSH equity interests in WL to Regal were accounted for as reorganizations of companies under common control similar to a pooling of interests. The accompanying consolidated financial statements of the Company have been restated to present the transfers of CSH's interests in CCHL to WL and in WL to Regal as if they had occurred on the date of formation of the Operating Subsidiary, June 23, 1993. The acquisition of the Operating Subsidiary was financed by advances from CSH. In 1996, the advances payable to CSH in relation to the above acquisition was capitalized and treated as an increase in additional paid-in capital. In addition, due to the specific requirements of the U.S. GAAP for transfers of assets between entities under common control, the difference of Rmb147,600 between the historical cost of the investment of CSH in Hangzhou toll road and the Company's acquisition cost was treated as a deemed dividend paid to CSH in 1993.

Regal's acquisition of CSH's interests in AP and its subsequent disposal have been accounted for using the purchase method of accounting. The results of operations of AP and its subsidiaries have not been consolidated into the financial statements for the year ended December 31, 1996 given the temporary nature of the holding.

Income from the historical operations of Regal for the years ended December 31, 1994, 1995 and 1996 has been reclassified as "Income/(Loss) from discontinued operations" in the consolidated statements of income as a result of the disposal of the related net assets to New Regal in 1996. Accordingly, net assets related to the discontinued operations of Regal as of December 31, 1994, and 1995 have also been reclassified as "Net assets of discontinued operations" in the accompanying financial statements.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

a.  Basis of Consolidation
    ----------------------

The consolidated financial statements include the financial statements of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation.

b.  Toll revenue
    ------------

Toll revenue represents the gross receipts at the toll stations, net of business tax calculated at 3.0% of the gross toll receipts.

c.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of one year or less. Cash and cash equivalents included United States Dollar deposits of US$1,078 (Rmb8,967) and US$67 (Rmb555) as of December 31, 1995 and 1996 respectively. Deposits of US$700 (Rmb5,824) as of December 31, 1995 were used to guarantee bank loans of a related company.

d.  Property, Plant and Equipment
    -----------------------------

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is computed using the straight-line method over the assets' estimated useful lives, taking into account the estimated residual value of 10% (except for roads and bridges which have no residual value) of the cost of the assets. The estimated useful lives are as follows:

      Roads and bridges                          30 years
      Buildings                                  20 years
      Machinery and equipment                     5 years
      Motor vehicles                              5 years
      Furniture, fixtures and office equipment    5 years

Construction-in-progress ("CIP" see also Note 4) represents new roads and bridges under construction and plant and machinery pending installation. This includes the costs of construction, the costs of plant and machinery and interest charges (net of interest income), arising from borrowings used to finance these assets during the period of construction or installation. Interest capitalized amounted to Rmb6,778 and Rmb25,035 for the years ended December 31, 1995 and 1996.

----------------------------------------------

e.  Taxation: Income Taxes
    ----------------------

No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings of the subsidiaries and/or losses of the Operating Subsidiary has been provided as the earnings of the subsidiaries have been reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

WL was incorporated under the laws of the British Virgin Islands, and under current British Virgin Islands laws, WL is not subject to tax on income or on capital gains.

The Company and its subsidiaries provide for Hong Kong profits tax on the basis of their income for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for profits tax purposes. The Company and its subsidiaries have had no profits assessable for Hong Kong profits tax purposes.

Hangzhou toll road is subject to Chinese income taxes at the applicable tax rate for Sino-foreign equity joint venture enterprises (currently 33%) on the taxable income as reported in its statutory accounts adjusted in accordance with the relevant income tax laws. Since it has a joint venture term of more than 10 years and is engaged in infrastructure construction, Hangzhou toll road will be fully exempted from Chinese state unified income tax of 30% as well as the local income tax of 3% for two years starting from the first profit-making year followed by a 50% reduction of the Chinese state unified income tax for the next three years ("tax holiday").

If the Operating Subsidiary had not been in the tax holiday period, the Company would have recorded additional income tax expense of Rmb10,000, Rmb9,901 and Rmb10,176 and net income of the Company would have been reduced by Rmb5,100, Rmb5,050 and Rmb5,190 for the years ended December 31, 1994, 1995 and 1996 respectively (See Note 14).

The Company provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for all significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements.

f.  Taxation: Business Tax
    ----------------------

In December 1993, the Chinese government promulgated several major new tax regulations which came into effect on January 1, 1994. These new tax regulations replaced a number of former tax laws and regulations including the Consolidated Industrial and Commercial Tax ("CICT"). Under these new tax regulations, the Operating Subsidiary is subject to business tax which replaced the CICT and is now the principal direct tax on the toll revenue generated. The business tax rate applicable to the Operating Subsidiary is 3.0%.

----------------------------------------------

g.  Foreign Currency Translation
    ----------------------------

The functional currency of the group and the Company is Renminbi.

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

The Company's registered capital is denominated in and its reporting currency is the United States Dollars. For financial reporting purposes, the United States Dollars capital injection amounts have been translated into Renminbi at the unified exchange rate as of December 31, 1995.

The Renminbi is not freely convertible into foreign currencies. All foreign exchange transactions involving Renminbi must take place either through the Bank of China or other institutions authorized to buy and sell foreign currencies, or at a swap center. Before January 1, 1994, the exchange rates used for transactions through the Bank of China and other authorized institutions were set by the government (the "official exchange rate") from time to time whereas the exchange rates available at the swap centers (the "swap center rates") were determined largely by supply and demand. The Chinese government announced the unification of the two-tier exchange rate systems in December 1993 effective January 1, 1994. The unification brought the official exchange rate of the Renminbi in line with the swap center rate. The unification did not have a major impact on the consolidated financial statements of the Company under U.S. GAAP.

Sino-foreign equity joint venture enterprises can enter into exchange transactions at swap centers. Payment for imported materials and remittance of earnings outside of China are subject to the availability of foreign currency which is dependent on the foreign currency denominated earnings of the entity or must be arranged through a swap center or designated foreign exchange banks. Approval for exchange at the swap center is granted to joint venture enterprises for valid reasons such as the purchase of imported materials and remittance of earnings.

The official exchange rates, unified exchange rates and Shanghai swap center rates as of December 31, 1994, 1995 and 1996 were as follows:

                                   1994        1995        1996
                                ----------  ----------  ----------
Rmb equivalents of US$1
  Official exchange rate             N/A         N/A         N/A
  Unified exchange rate             8.44        8.32        8.29
  Shanghai swap center rate         8.44        8.32        8.29

----------------------------------------------

h.  Dedicated Capital
    -----------------

In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the Operating Subsidiary maintains discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The Board of Directors of the Operating Subsidiary will determine on an annual basis the amount of the annual appropriations to dedicated capital. For the period from January 1, 1994 to December 31, 1996, the Operating Subsidiary did not report any profits in the statutory financial statements, and accordingly, no appropriation to dedicated capital has been made.

i.  Use of estimates
    ----------------

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

j.  Earnings per common share
    -------------------------

The calculation of primary earnings per common share is based on the weighted average number of common shares outstanding during the year ended December 31, 1994, 1995 and 1996. The calculation of fully diluted earnings per common share is based on the common shares outstanding during the years ended December 31, 1994, 1995 and 1996 adjusted for the assumed conversion of the Company's US$30 million convertible Note B as mentioned in Note 1 above and exercise of stock options mentioned in Note 12.

The number of shares used in the computation was as follows:

                                1994              1995             1996
                           ---------------  ---------------  ---------------

Primary EPS computation        53,330,164       81,806,198       81,806,198

Fully diluted EPS
    computation             1,047,817,647    1,076,293,694    1,075,293,694



4.  PROPERTY, PLANT AND EQUIPMENT
---------------------------------

                                        December 31,       December 31,
                                           1995                1996
                                      ---------------    ---------------
                                           Rmb                 Rmb

Roads and bridges                          109,020             110,784
Buildings                                      148                 148
Machinery and equipment                        475               3,804
Motor vehicles                               2,121               3,084
Furniture, fixtures and office equipment        38                  38
Construction-in-progress                   247,346             505,734
Less: Accumulated depreciation              (8,287)            (12,233)
                                      ---------------    ---------------
Net book value                             350,861             611,359
                                      ===============    ===============

5.  LONG-TERM BANK LOANS
------------------------

Long-term bank loans, all of which are unsecured, bear average interest rates of approximately 14.87% and 14.66% as of December 31, 1995 and 1996 respectively and are repayable as follows:

                                    December 31,          December 31,
                                       1995                   1996
                                  ---------------       ---------------
                                       Rmb                    Rmb

1997                                    58,000                 58,000
1998                                    20,000                 25,000
1999                                    19,500                 54,500
2000                                       -                   45,000
2001                                       -                   55,000
                                  ---------------       ----------------
Total                                   97,500                237,500
                                  ===============       ================

All the long-term bank loans are denominated in Renminbi. Loans amounting to Rmb19,500 and Rmb159,500 as of December 31, 1995 and 1996 respectively are guaranteed by a related company.


6.  COMMITMENTS
---------------

As of December 31, 1995 and 1996, the Operating Subsidiary had outstanding capital commitments for construction contracts related to its CIP projects amounting to approximately Rmb228,270 and Rmb91,783 respectively.


7.  DISTRIBUTION OF PROFITS
---------------------------

Dividends from the Operating Subsidiary will be declared based on the profits as reported in the statutory financial statements. Such profits will be different from the amounts reported under U.S. GAAP. As of December 31, 1996, the Operating Subsidiary had no available retained earnings for distribution.

In the opinion of management, any undistributed earnings and/or losses of the Operating Subsidiary have been reinvested and will continue to be reinvested indefinitely.

8.  PROVISION FOR INCOME TAXES
------------------------------

The reconciliation of the effective income tax rate based on income before provision for income taxes and minority interests stated in the consolidated statements of income to the statutory income tax rate in Hong Kong, the British Virgin Islands, China and the U.S. is as follows:

                                       1994          1995          1996
                                     --------      --------      --------
Weighted average statutory tax rate    34.8%         31.6%         35.5%
Effect of tax holiday                 (34.8%)       (31.6%)       (35.5%)
                                     --------      --------      --------
Effective tax rate                      -             -             -
                                     ========      ========      ========

Provision for income taxes consists of:

                                       1994          1995          1996
                                     --------      --------      --------
                                       Rmb           Rmb            Rmb

Current                                 -             -             -
Deferred                                -             -           2,082
Adjustment of valuation allowance       -             -          (2,082)
                                     --------      --------      --------
                                        -             -             -
                                      ========      ========      ========

The valuation allowance refers to the portion of the deferred tax assets that are not currently realizable. The realization of these benefits depends upon the ability of the Company to generate income in future years. No provision or benefit for deferred income taxes was recognized in 1994, 1995 and 1996.


9.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
-----------------------------------------------

The Operating Subsidiary guaranteed bank borrowings of a related company of CSH in an amount of Rmb10,000 and Rmb75,000 as of December 31, 1995 and 1996 respectively.

CSH has undertaken to provide continuing financial support to the Company to the extent of CSH's interest in the Company for a period ending on December 31, 1997.

The Company paid management fees of US$155 (RMB1,288) to CSH during 1996 for administrative services rendered on behalf of the Company by CSH.


10.  DUE TO CHINESE JOINT VENTURE PARTNER
-----------------------------------------

Balances due to the Chinese joint venture partner as of December 31, 1995 and 1996 represented amounts borrowed from the Chinese joint venture partner to finance the CIP Projects.

These amounts are unsecured, non-interest bearing and have no fixed repayment date.

11.  RETIREMENT PLANS
---------------------

As stipulated by the regulations of the Chinese government, all of the Chinese staff of the Operating Subsidiary are entitled to an annual pension on retirement, which is equal to their basic salaries at their retirement dates. The Chinese government is responsible for the pension liability to retired staff. The Operating Subsidiary is only required to make specified contributions to the state-sponsored retirement plan calculated at 23% of the basic salary of the staff. The expense reported in the consolidated financial statements related to these arrangements was Rmb34, Rmb64 and Rmb99 for the years ended December 31, 1994, 1995 and 1996 respectively.



12.  STOCK OPTIONS
    --------------

The following tables summarize the movement of share options of the Company.

During 1987 and 1988, the Company issued five-year Common Stock options in conjunction with its financing activities to various promissory note holders and other selected creditors. During 1989, the Company issued five and ten-year stock options in an additional financing and extension of debt.

Common stock options

                                                      1995        1996
                                                   ----------  ----------
Shares under option beginning of year                150,000     150,000
Expired                                                  -           -
                                                   ----------  ----------
Shares under option at end of year                   150,000     150,000
                                                   ==========  ==========
Average exercise price of outstanding options      $   0.156   $   0.156
                                                   ==========  ==========
Exercisable at end of year                           150,000     150,000
                                                   ==========  ===========

In December 1991 the Board of Directors approved the issuance of Common Stock options to members of the Board of Directors. The options were to expire in five years and be issued at 110% of market value on the date of grant.

Common stock options

                                                      1995        1996
                                                   ----------  ----------
Options at beginning of year                       1,000,000   1,000,000
Issued                                               300,000         -
Expired                                             (300,000) (1,000,000)
                                                   ----------  ----------
Shares under option at end of year                 1,000,000         -
                                                   ==========  ==========
Average exercise price of outstanding options      $    0.14   $     -
                                                   ==========  ==========
Exercisable at end of year                         1,000,000         -
                                                   ==========  ==========

13.  OTHER SUPPLEMENTAL INFORMATION
-----------------------------------

a) The following items are included in the consolidated statements of income:

                                  December 31,   December 31,   December 31,
                                     1994           1995            1996
                                  ------------   ------------   ------------
                                      Rmb            Rmb            Rmb

    Business tax                       1,163          1,171          1,211

b)  Non-cash investing and
      financing activities:
    Capitalization of advances
        payable to CSH as
        additional paid-in capital       -              -           96,419


14.  CONTINGENCY
----------------

The Operating Subsidiary has obtained an approval from the local government to offset the toll revenue collected from the first phase of the toll road against the construction-in-progress balances until the CIP Projects are completed by the end of 1997. Thus, the tax holiday has been deferred until the CIP Projects are completed. As such, the Operating Subsidiary reported zero net profits in its statutory financial statements starting from the commencement of operations in 1993 and will continue to do so until the CIP Projects are completed at the end of 1997. The Company plans to record the net profits offset against the construction-in-progress account during 1993 to 1997 into income of the statutory financial statements of the Operating Subsidiary during 1998 and/or 1999 fiscal years (i.e. the first two tax exemption years of the tax holiday). This plan is subject to the approval of the local tax bureau. Should such approval not be obtained from the local tax bureau, a tax liability amounting to approximately Rmb5 million and Rmb5 million for the years ended December 31, 1995 and 1996 respectively may arise. In the opinion of the directors, it is not probable that a liability will arise.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------

     The Board of Directors of the Registrant has elected to change its independent accountants from Pannell Kerr Forster of Texas P.C. ("Pannell Kerr") to Arthur Anderson & Co. The decision resulted from the fact that after February 19, 1996 the Registrant's sole operating subsidiary is located in China, a location where Pannell Kerr does not have offices. Although Pannell Kerr's report on the Registrant's audited financial statements for the fiscal year ended December 31, 1994 and 1995 contained a "going concern" qualification, the change in independent accountants is not related to such qualification or to any disagreement with Pannell Kerr.

                                 PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------

Listed below are the names, ages and positions as of March 31, 1997 of the executive officers and directors of the Company. The Company's executive officers are appointed by the Board of Directors to serve in their respective capacities until their successors are duly appointed by the Directors and qualified to serve. The Certificate of Incorporation of the Company provides for classification of the Board of Directors into three classes (Class I, Class II and Class III) having staggered terms of three years each. The Board of Directors of the Company shall consist of not less than five nor more than twelve members as determined by resolution of the Board or by the stockholders at any annual meeting. At present, the Company's Board of Directors consists of six directors who serve during the term of their class, or until their class is assigned, and until their successor is appointed :

Name                             Age          Position & Office
----------------------           ---          ---------------------------
Oei Hong Leong                   49           Director, Chairman
Chung Cho Yee, Mico              36           Director, President
Ma Wai Man, Catherine            31           Director, Secretary
Richard N Gray                   50           Director
Martin Furner                    43           Director
Pang, Jim                        36           Chief Financial Officer

Mr. Oei was elected a director on February 19, 1996 and serves as Chairman of the Board of Directors. Mr. Oei Hong Leong is a prominent businessman in China, Hong Kong, Singapore and Indonesia. He was educated in Beijing and has gained extensive knowledge and experience of business operations in China. He has been the Chairman and Chief Executive Officer of publicly traded companies in Hong Kong, Indonesia, Malaysia and Singapore. He is currently Chairman and Chief Executive Officer of China Strategic Holdings Limited ("CSH"), a substantial shareholder of the Company and the Chairman of China Tire Holdings Limited ("CTHL"), MRI Holdings Limited ("MRI") and Bolton Group (International) Limited ("Bolton"), both are listed on the Stock Exchange of Hong Kong (the "SEHK"), the New York Stock Exchange, the Australia Stock Exchange and the London Stock Exchange respectively. Mr. Oei is also a director of Sum Cheong International Limited ("Sum Cheong") and Tricom Holdings Limited ("Tricom"), both are companies listed on the SEHK.

Mr. Chung Cho Yee, Mico, was elected a director on February 19, 1996.
Mr. Chung is a solicitor by profession and has extensive experience in the finance industry. Mr. Chung is a director of CSH, Sum Cheong, Tricom, Star Telecom International Holding Limited ("Star"), all listed on the SEHK. He is also a director and a Senior Vice President of CTHL, and a director of MRI and Bolton.

Ms. Ma Wai Man, Catherine, was elected a director on February 19, 1996.
Ms. Ma is a chartered secretary and has over 9 years of working experience in the company secretarial profession. Ms. Ma is a director of CSH, Allan International Holdings Limited, Star and South Sea Development Company Limited and an alternate director of Tricom, all of which are companies listed on the SEHK. She is also a director of MRI and the Secretary of CTHL and Bolton.

Mr. Richard Gray, Director, is a practicing Chartered Accountant and Business Consultant with offices in Guernsey and London as well as associated offices around the world. For the last ten years, Mr. Gray has concentrated on establishing new business's, particularly international trading companies. He is an officer of a number of investment companies, including Guernsey Holdings Limited. Prior to his association with Guernsey Holdings Limited, Mr. Gray was Group Finance Director of the
Noble Denton Group where he played a key role in its development internationally. Noble Denton is one of the leading Marine Consultants in the world. Mr. Gray is a Fellow of the Institute of Chartered Accounts in England and Wales, a Fellow of the British Institute of Directors and a graduate of the Advanced Management Program of the Harvard Business School.

Mr. Martin Furner, Director, is the Chairman of the Board of Tapestry Holidays, a specialist tour operator in the UK. Prior to joining Touche Ross Management Consultants in 1986, he held several positions including legal and fiscal coordinator (Europe and Africa) for Flopetrol, Inc., a division of the Schlumberger Group. In 1989, Mr. Furner joined a newly restructured group, Noble Raredon, PLC. He initially worked in the London head office before moving to Bremen, Germany as Finance Director of the European Tour Operations Division. Mr. Furner holds a BA in physics from the prestigious Oxford University, is a member of the Association of Certified Management Accountants and the Institute of Travel and Tourism, and holds a Wine & Spirits Education Trust Higher Certificate.

Mr. Jim Pang, the Chief Financial Officer of the Company, is a Chartered Accountant. He practiced public accountancy prior to joining China Strategic Holdings Limited. In addition, Mr. Pang has significant experience in banking operations and international project consultancy. He received his MBA degree in Canada and is currently a member of the Institute of Chartered Accountants of Ontario and the Canadian Institute of Chartered Accountants.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

No executive received compensation during 1996.


Stock Options
--------------

No stock options or stock appreciation rights were granted to any directors or officers of the Company during 1996.

Directors Fees
---------------

Directors are reimbursed for travel and other expenses relating to Board and committee meetings. Mr. Gray and Mr. Furner received $10,000 each in fiscal 1996 for serving as directors of the Company.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table shows, as of March 31, 1997, all shares of Common Stock, held beneficially, directly or indirectly, by (i) each Director, (ii) each owner who is known by the Company to own beneficially more than 5% of either class of stock and (iii) all directors and officers as a group.

                              Number of Shares of
                                  Common Stock                Percentage
Name                            Beneficially Owned             of Class
--------------------------------------------------------------------------
China Strategic Holdings Ltd.(1)
52nd Floor, Bank of China Tower
1 Garden Road, Hong Kong             1,033,877,483               96.16%

Harlequin Investment Holdings
    Ltd.(2)(3)
Creque Building, Tortola,
British Virgin Islands                   4,452,082                0.41%

Richard N Gray(2)(3)
Director
Noble House, Queens Road
St. Peter Fort, Guernsey
Channel Islands                          4,452,082                0.41%

Oei Hong Leong(1)
Director
52nd Floor, Bank of China Tower
1 Garden Road, Hong Kong             1,033,877,483               96.16%

Chung Cho Yee, Mico(1)
Director
52nd Floor, Bank of China Tower
1 Garden Road, Hong Kong                         0                   0%

Ma Wai Man, Catherine(1)
Director
52nd Floor, Bank of China Tower
1 Garden Road, Hong Kong                         0                   0%

Pang, Jim(1)
Chief Financial Officer
52nd Floor, Bank of China Tower
1 Garden Road, Hong Kong                         0                   0%

Martin J Furner
Director
24 Chiswick High Road, Chiswick
London W4 1TE                                    0                   0%

All Directors and Officers as
     a Group (6 persons)             1,038,329,565               96.57%


As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(1) China Strategic Holdings Limited has indirect voting and investment power with respect to 925,333,681 shares issuable upon the conversion of a $30,000,000 Convertible Note held by Horler Holdings Limited, P.O. Box 71, Craigmuer Chamber, Road Town, Tortola, British Virgin Islands, a wholly owned subsidiary of China Strategic Holdings Limited. China Strategic Holdings Limited has direct voting and investment power with respect to 68,043,802 shares of common stock issued to its upon conversion of approximately $2,054,922 of the total principal amount of the Convertible Note.

(2) Harlequin Investment Holdings Limited has sole voting and investment power with respect to the shares of common stock. The beneficial ownership set forth herein does not include 8,000,000 shares of common stock which can be acquired upon an exercise of a Stock Purchase Option granted by China Strategic Holdings Limited to Harlequin Investment Holdings Limited. The percentage of beneficial ownership is based upon 81,806,198 shares of common stock outstanding as of March 31, 1997.

(3) Harlequin Investment Holdings Limited is a wholly owned subsidiary of GHL (Senior) Pension Fund, Noble House, Queens Road, St. Peter Port, Guernsey, Channel Islands. Richard N Gray and Overseas Trust Company Limited as trustees of GHL (Senior) Pension Fund and have the same address. Mr. Gray and Overseas Trust Company Limited each disclaim beneficial ownership of the shares of common stock.

As of March 31, 1997, there were approximately 9,000 shareholders of record. The percentage of beneficial ownership is based upon 81,806,198 shares of common stock outstanding as of March 31, 1997 and 925,333,681 shares of common stock issuable upon conversion of the remaining portion of the Convertible Note.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Acquisition of Wuxi, CSI
------------------------

On February 19, 1996, Regal International, Inc. (the "Registrant") acquired all the issued and outstanding shares of Acewin Profits Limited, a British Virgin Islands corporation ("Acewin"), from China Strategic Holdings Limited, a Hong Kong Company ("CSH"). Acewin's sole asset is a 55% joint venture interest in Wuxi CSI Vibration Isolator Co., Ltd.
("Wuxi CSI"), a Sino-foreign joint venture. Registrant paid $13.5 million for the shares of Acewin capital stock. Such purchase price was paid by delivery of a $13.5 million Convertible Note bearing interest at the rate of nine percent (9%) per annum (the "Convertible Note").

The Convertible Note is payable interest only on an annual basis, with all principal being due and payable on January 31, 1999. The principal and any unpaid interest owing on the convertible Note are convertible into shares of Regal Common Stock at a conversion price of $0.0302 per share. The purchase price was approved by the Board of Directors of the Registrant based upon Wuxi CSI having an after-tax profit of not less than $3.0 million so that the purchase price paid by the Company for the Wuxi CSI interest would not exceed eight (8) times Wuxi CSI's 1995 after-tax earnings. The Convertible Note is secured by a Pledge Agreement granting CSH a security interest in the shares of Acewin capital stock. In connection with above-described transactions, Janak Desai, Nils Ollquist and Garish Sharma resigned as directors of Regal, and Oei Hong Leong, the Chairman of CSH, Chung Cho Yee, Mico and Ma Wai Man, Catherine were elected to fill the vacancies created by such resignations. As a result of this transaction, CSH became a principal stockholder of the Company. Oei Hong Leong, Chairman of the Board, Chung Cho Yee, Mico and Ma Wai Man, Catherine, are also directors and officers of CSH.

Sale of Assets
--------------

Immediately following the acquisition of the shares of Acewin capital stock and as a condition thereto, the Registrant sold and transferred all its existing operating assets and real property of the Registrant to a newly formed corporation, Regal (NEW) International, Inc. ("New Regal") in exchange for $2.5 million and New Regal's assumption of all outstanding liabilities of the Registrant, other than the Convertible Note. The $2.5 million portion of the purchase price was paid as follows:
$800,000 in cash and the balance by delivery to the Registrant of two
(2) promissory notes, one in the principal amount of $900,000 (the "$900,000 Note") and the second in the principal amount of $800,000 (the "$800,000 Note"). The $900,000 Note bears interest at 9% per annum and is payable in sixty (60) equal monthly installments of principal and interest. The $800,000 Note bears no interest and is due and payable in one installment on January 31, 2001. New Regal's obligations under the $900,000 Note and the $800,000 Note are secured by a pledge to the Registrant of all the issued and outstanding shares of capital stock of New Regal.

Harlequin Investment Holdings, Inc., a principal stockholder of the Company ("Harlequin"), owns all the outstanding capital stock of New Regal. Harlequin is a wholly owned subsidiary of GHL (Senior) Pension Fund. Mr. Gray, the Chairman of the Board of the Company, is a trustee of GHL (Senior) Pension Fund.

Sale of Harlequin Stock
-----------------------

In April 1996, Horler Holdings Limited, a wholly owned subsidiary of CSH, acquired 40,500,000 shares of outstanding Common Stock of the Company from Harlequin in exchange for $1,223,000. The purchase price was paid as follows : (i) $209,328 in cash, (ii) $211,672 by cancellation of a certain promissory note, dated August 8, 1994, from Harlequin to CSH and
(iii) $800,000 by cancellation of another promissory note from Harlequin to CSH.

Acquisition of Hangzhou Huantong
--------------------------------

On September 10, 1996, the Registrant has consummated a transaction whereby the Registrant acquired all the issued and outstanding shares of Westronix Limited, a British Virgin Islands corporation ("Westronix"), from CSH pursuant to the terms of the Acquisition Agreement entered into on September 10, 1996. Westronix's sole asset is a 100% equity interest in China Construction Holdings Limited, a Hong Kong Limited ("China Construction") which owns 51% joint venture interest in Hangzhou Zhongche Huantong Development Co., Ltd. ("Hangzhou Huantong"), a Sino-foreign joint venture established in Hangzhou, Zhejiang Province, China on June 23, 1993. The consideration paid by the registrant is a $30 million Convertible Note bearing interest at the rate of nine percent (9%) per annum after an initial six (6) month interest-free period (the "Note").

The Note is payable interest only on an annual basis, with all principal being due and payable on September 10, 1999. The principal and any unpaid interest due on the Note are convertible into shares of Common Stock, $0.01 par value, of the registrant ("Common stock") at a conversion price of $0.0302 per share. The Note is secured by all assets of Westronix and its related subsidiaries.

Hangzhou Huantong is a joint venture between China Construction (51%) and Hangzhou Transportation Development Corporation (49%). CSH from whom the Registrant acquired Hangzhou Huantong, is an affiliate of the Registrant and the major shareholder of the Registrant's common stock. Three directors of the Registrant are also the directors of CSH.

 The Company shares the office space and administrative support, with CSH, a major shareholder of the Company. In fiscal 1996, the Company was charged RMB 1.29 million by CSH as a management fee for the use of the office space and staff support.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  EXHIBITS

Exhibit 21 - Subsidiaries of the Registrant

(b)  REPORTS ON FORM 8-K

     Registrant filed Form 8-K/A on December 2, 1996.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              REGAL INTERNATIONAL, INC.


Date:  April 15, 1997                By: /s/ Chung Cho Yee, Mico
                                         ---------------------------------
                                         Chung Cho Yee, Mico
                                         President

Date:  April 15, 1997                By: /s/ Jim Pang
                                         ---------------------------------
                                         Jim Pang
                                         Chief Financial Officer


Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  April 14, 1997                By: /s/ Oei Hong Leong
                                         ----------------------------------
                                         Oei Hong Leong
                                         Chairman of the Board of Directors

Date:  April 15, 1997                By: /s/ Chung Cho Yee, Mico
                                         ----------------------------------
                                         Chung Cho Yee, Mico
                                         Director

Date:  April 14, 1997                By: /s/ Ma Wai Man, Catherine
                                         ----------------------------------
                                         Ma Wai Man, Catherine
                                         Director

Date:  April 14, 1997                By: /s/ Richard N. Gray
                                         ----------------------------------
                                         Richard N Gray
                                         Director

Date:  April 14, 1997                By: /s/ Martin Furner
                                         ----------------------------------
                                         Martin Furner
                                         Director