Form 10QSB
period 1997-03-31
REGAL INTERNATIONAL INC
filed 1997-05-14
CIK 357434

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997.

[   ]   TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ________ to ________

        Commission file number 1-8334


                        REGAL INTERNATIONAL, INC.
       (Exact name of small business as specified in its charter)


   Delaware                                        75-1071589
---------------------                           ----------------
(State or other jurisdiction                      (IRS Employer
of incorporation or organization)                  Identification No.)


                          17/F, Printing House,
                           No.6 Duddell Street,
                            Central, Hong Kong.
                  (Address of principal executive offices)

                             (852) 2844-2988
                       (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No _____



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : April 30, 1997, 81,806,198 shares.

Transitional Small Business Disclosure Format (check one) :
 Yes ____   No  X

                            TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----


PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Condensed Statements of Income (unaudited) for
the three  months ended March 31, 1997 and 1996                       1

Consolidated Condensed Balance Sheets (unaudited) at March
31, 1997 and December 31, 1996                                        2

Consolidated Condensed Statements of Cash Flows (unaudited)
for the three months ended March 31, 1997 and 1996                    3

Notes to Consolidated Condensed Financial Statements
(unaudited) for the three months ended March 31, 1997 and
1996                                                                 4-15


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS                                                          16-18


PART II - OTHER INFORMATION

ITEM 1   - LEGAL PROCEEDINGS                                          19

ITEM 2   - CHANGES IN SECURITIES                                      19

ITEM 3   - DEFAULTS UPON SENIOR SECURITIES                            19

ITEM 4   - SUBMISSION OF MATTERS TO A VOTE OF
           SECURITY HOLDERS                                           19

ITEM 5   - OTHER INFORMATION                                          19

ITEM 6   - EXHIBITS AND REPORTS ON FORM 8-K                           19


                           REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                           ------------------------------------------
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                     -------------------------------------------------------
                              THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                (Amounts in thousands, except number of shares and per share data )


                                                       Three Months Ended March 31,
                                                 -------------------------------------

                                                    1997          1997          1996
                                                 -----------  -----------  -----------
                                                     US$           Rmb           Rmb

Toll revenue                                          1,145        9,502        7,657

General and administrative expenses                    (571)      (4,732)      (2,689)

Exchange gain                                             2           14         (164)
                                                 -----------  -----------  -----------

   Income from continuing
     operations before income
     taxes and minority interest                        576        4,784        4,804
Provision for income taxes                               -            -            -
                                                 -----------  -----------  -----------

   Income from continuing
     operations before minority
     interest                                           576        4,784        4,804
Minority interests                                     (372)      (3,087)      (2,557)
                                                 -----------  -----------  -----------

   Income from continuing
     operations                                         204        1,697        2,247

Loss from discontinued operations                        -            -        (1,149)
                                                 -----------  -----------  -----------

   Net income                                           204        1,697        1,098
                                                 ===========  ===========  ===========

Earnings per common share (Primary):
   - from continuing operations                       0.002        0.021        0.027
   - from discontinued operations                        -            -        (0.014)
                                                 -----------  -----------  -----------
                                                      0.002        0.021        0.013
                                                 ===========  ===========  ===========

Earnings per common share (Fully diluted)):
   - from continuing operations                      0.0002       0.0016       0.0021
   - from discontinued operations                       -            -        (0.0011)
                                                 -----------  -----------  -----------
                                                     0.0002       0.0016       0.0010
                                                 ===========  ===========  ===========
Weighted average common
shares outstanding                               81,806,198   81,806,198    81,806,198
                                                 ===========  ===========  ===========

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on March 31, 1997 of US$1.00 = Rmb8.30.  No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1997 or at any other certain rate.

The accompanying notes are an integral part of these consolidated statements of income.

                                              -1-



                 REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                 ------------------------------------------
             CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
             -------------------------------------------------
                      MARCH 31, 1997 AND DECEMBER 31, 1996
   (Amounts in thousands, except number of shares and per share data)


                                                  March          March        December
                                                 31, 1997      31, 1997       31, 1996
                                               -----------    ----------    ----------
                                                   US$            Rmb           Rmb

ASSETS
------

Current assets
  Cash and cash equivalents                         3,895        32,328        21,443
  Prepayments and deferred expenses                    79           655           469
  Other receivables and other current assets        1,595        13,236        13,698
                                                ----------    ----------    ----------
Total current assets                                5,569        46,219        35,610

Prepayments for construction-in-progress              863         7,167         9,942
Property, plant and equipment, net                 74,109       615,106       611,359
                                                ----------    ----------    ----------
Total assets                                       80,541       668,492       656,911
                                                ==========    ==========    ===========

LIABILITIES AND SHAREHOLDERS EQUITY
-----------------------------------

Current liabilities
  Short-term bank loans                             1,506        12,500            -
  Long-term bank loans - current portion            6,988        58,000        58,000
  Accounts payable                                  1,695        14,065         9,767
  Accrued expenses and other payables                 465         3,865        56,325
  Taxes other than income                              14           116           114
                                                ----------    ----------    ----------
Total current liabilities                          10,668        88,546       124,206
                                                ----------    ----------    ----------
Long-term loans                                    26,687       221,500       179,500
Convertible note payable                           30,072       249,600       249,600
Due to Chinese joint venture partner                5,046        41,881        41,318
Due to China Strategic Holdings Ltd.                  279         2,312         2,418
Minority interests                                 17,500       145,254       142,167

Shareholders' equity:
Common stock                                          820         6,806         6,806
Additional paid-in capital                          1,900        15,773        15,773
Accumulated deficit                               (12,431)     (103,180)     (104,877)
                                                ----------    ----------    ----------

Total shareholders' equity                         (9,711)      (80,601)       (82,298)
                                                ----------    ----------    ----------
Total liabilities and shareholders' equity         80,541       668,492        656,911
                                                ==========    ==========    ===========

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on march 31, 1997 of US$1.00 = Rmb8.30. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1997 or at any other certain rate.

The accompanying notes are an integral part of these consolidated balance sheets.




                             REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                             ------------------------------------------
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  -----------------------------------------------------------
                              THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                      (Amounts in thousands)


                                                         1997         1997         1996
                                                      ----------   ----------   ----------
                                                          US$          Rmb          Rmb

Cash flows from operating activities:
  Net Income
     Income from continuing operations                      204        1,697        2,247
     Income/(Loss) from discontinued operations              -            -        (1,149)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operations:
     Minority interests                                     372        3,087        2,557
     Depreciation and amortization                          146        1,208        1,031
  (Increase)Decrease in assets:
     Prepayments and deferred expenses                      (22)        (186)        (818)
     Other receivables and other current assets              56          462      (14,575)
  Increase (Decrease) in liabilities:
     Accounts payable                                       518        4,298       (6,175)
     Accrued expenses and other payables                 (6,320)     (52,460)      (7,663)
     Taxes other than income                                 -             2            9
                                                      ----------   ----------   ----------

Net cash used in operating activities                    (5,046)     (41,892)     (24,536)
                                                      ----------   ----------   ----------

Cash flows from investing activities:
  Prepayments for construction-in-progress                  334        2,775        3,825
  Acquisition of property, plant and equipment             (597)      (4,955)     (23,421)
  Change in net assets of discontinued operations            -            -        21,949
                                                      ----------   ----------   ----------

Net cash (used in) provided by investing activities        (263)      (2,180)       2,353
                                                      ----------   ----------   ----------

Cash flows  from financing activities:
  Proceeds of bank loans                                  6,566       54,500       13,000
  Due to related companies                                   -            -        (1,500)
  Due to Chinese joint venture partner                       68          563           -
  Due to China Strategic Holdings Limited                   (13)        (10)          198
                                                      ----------   ----------   ----------

Net cash provided by (used in) financing activities       6,621       54,957       11,698
                                                      ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents      1,312       10,885      (10,485)
Cash and cash equivalents, at beginning of period         2,583       21,443       22,172
                                                      ----------   ----------   ----------
Cash and cash equivalents, at end of period               3,895       32,328       11,687
                                                      ==========   ==========   ==========

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on March 31, 1997 of US$1.00 = Rmb8.30.  No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1997 or at any other certain rate.

The accompanying notes are an integral part of these consolidated statements of cash flows.




                REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                ------------------------------------------
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------
                                (UNAUDITED)
                                -----------

1.   ORGANIZATION AND PRINCIPAL ACTIVITIES
     -------------------------------------

Regal International, Inc. ("Regal" or the "Company") was incorporated in the State of Delaware, the United States of America and is listed on the National Association of Securities Dealers ("NASD") over-the-counter market with an authorized share capital of US$1.5 million or 150 million shares of US$0.01 each.

Pursuant to an acquisition agreement dated February 8, 1996 between Regal, Acewin Profits Limited ("Acewin"), a British Virgin Islands corporation and China Strategic Holdings Limited ("CSH"), a company incorporated in Hong Kong and listed on the Stock Exchange of Hong Kong Limited, Regal acquired all the issued and outstanding shares of Acewin at a consideration of US$13.5 million satisfied through the issuance of a US$13.5 million Convertible Note (the "Convertible Note A") by Regal to Horler Holdings Limited ("Horler"), a British Virgin Islands company and a wholly-owned subsidiary of CSH, bearing interest at 9% per annum after an initial 6-month interest-free period. Acewin was a wholly-owned subsidiary of CSH before the transfer and Acewin's sole asset was a 55% equity interest in Wuxi CSI Vibration Isolator Co. Ltd., a Sino-foreign equity joint venture incorporated in the People's Republic of China, held through an intermediate Hong Kong Company, China Machine (Holdings) Limited.

On February 15, 1996, CSH appointed three directors to fill vacancies on the Board of Directors created by the resignation of three out of the five directors of Regal effective on the date of consummation of the transaction whereby Regal acquired all the outstanding share capital of Acewin. On March 8, 1996, Horler purchased 40,500,000 shares of common stock representing 49.51% of the then issued and outstanding share capital of Regal from a major shareholder of the Company thus becoming its major and controlling shareholder.

Pursuant to a purchase agreement dated September 11, 1996 between Regal, an unrelated company incorporated in the Netherlands and CSH, Regal sold all the issued and outstanding shares of Acewin at a consideration of US$13.95 million. The proceeds were then used to repay the Convertible Note A principal of US$13.5 million, on September 13, 1996. The realized gain of US$450,000 on the disposal of Acewin has been included as "Net gain on disposal of investment" in the Company's consolidated statements of income for the period ended September 30, 1996.

Pursuant to another asset purchase agreement (the "Agreement") dated February 8, 1996 between Regal and Regal (New) International, Inc. ("New Regal"), the Company sold and transferred the operating assets and real property of Regal existing as at January 31, 1996 to New Regal in exchange for US$2.5 million and New Regal's assumption of all liabilities of Regal, other than the Convertible Note A.

Pursuant to the Agreement, the US$2.5 million portion of the purchase price was paid as follows: US$800,000 in cash and the balance by delivery of two promissory notes, one in the principal amount of US$900,000 (the "US$900,000 Note") and the second in the principal amount of US$800,000
(the "US$800,000 Note"). The US$900,000 Note bears interest at 9% per annum and is payable in sixty equal monthly installments of principal and interest. The US$800,000 Note bears no interest and is due and payable in one installment on January 31, 2001. The realized loss in connection with this transaction amounted to approximately US$21,000 and has been included as part of "Loss from discontinued operations" in the Company's consolidated statements of income for the period ended March 31, 1997.

Pursuant to an acquisition agreement dated September 10, 1996 between Regal, Westronix Limited ("Westronix"), a wholly owned subsidiary of CSH, and CSH, Regal acquired all the issued and outstanding shares of Westronix at a consideration of US$30 million satisfied through the issuance of a US$30 million Convertible Note (the "Convertible Note B") by Regal to Horler bearing interest at 9% per annum after an initial 6-month interest-free period. The principal and any unpaid interest owing on the Convertible Note B can be converted into shares of the Common Stock of Regal ("Common Stock") at a conversion price of US$0.0302 per share. On conversion, CSH would hold approximately 96.16% of the outstanding shares of the Company. Westronix's sole asset is a 51% equity interest in Hangzhou Zhongche Huantong Development Co. Ltd., a Sino-foreign equity joint venture incorporated in the People's Republic of China, held through an intermediate Hong Kong company, China Construction International Group Limited (name changed to "China Construction Holdings Limited" on December 5, 1996).

As of March 31, 1997, the Company had the following subsidiaries:

Westronix Limited ("Westronix") - a holding company incorporated in the British Virgin Islands.

China Construction Holdings Limited ("CCIG") - a company incorporated in Hong Kong.

Hangzhou Zhongche Huantong Development Co., Ltd. (the "Operating
Subsidiary" or "Hangzhou toll road"), a Sino-foreign equity joint venture located in Hangzhou, Zhejiang Province, the People's Republic of China "the PRC".

The Company holds a 100% interest in Westronix, which was incorporated on July 3, 1996 with an authorized share capital of 50,000 shares with a par value of US$1 each. At the time of incorporation, one share was issued to CSH, representing a 100% interest in Westronix. The one share issued to CSH was subsequently transferred to Regal pursuant to a shareholder's resolution dated September 10, 1996. Westronix, holds a 100% interest in CCIG which in turn holds a 51% interest in Hangzhou toll road. Westronix's interest in CCIG and Hangzhou toll road was transferred from CSH pursuant to a shareholders' resolution dated August 28, 1996.

Hangzhou toll road is a Sino-Foreign equity joint venture enterprise established on June 23, 1993, which formally began business operations in September 1993 in the City of Hangzhou, Zhejiang Province in the People's Republic of China (the "PRC"). The total cash consideration paid by CCIG for its interest in Hangzhou toll road amounted to Rmb102 million. Tolls collected from the existing portion of the toll road ("the first phase"), which was injected by the Chinese joint venture partner, Hangzhou City Transportation Development Company, and cash injected by CSH will be used to finance the construction of second and third phases of the toll road (the "CIP Projects"). Construction works of the second phase had been completed at the reporting date and the third phase is expected to be completed by the end of fiscal year 1997. Hangzhou toll road will collect tolls from all three phases of the toll road after the CIP Projects are completed.

Any increase in toll rates proposed by the Operating Subsidiary is subject to approval by the Hangzhou Municipal Government, Hangzhou City Transportation Department and the Zhejiang Provincial Government. However, there is no assurance that any proposal for a toll rate increase will be approved by these government authorities. If such proposals are denied, profit margins of the Operating Subsidiary could be reduced.

Key provisions of the joint venture agreement of Hangzhou toll road include:

-   the joint venture period is 30 years from the date of formation;

- the profit and loss sharing ratio is the same as the percentage of equity interest; and

- the Board of Directors consists of 7 members: 4 designated by CCIG and 3 designated by Hangzhou City Transportation Development Company.

The acquisition of the Operating Subsidiary by CCIG was accounted for by the purchase method of accounting. The tangible assets were valued at their estimated fair value. The results of the Operating Subsidiary are included in the consolidated statements of income from the effective date of the joint venture, June 23, 1993. No revenue was generated from the toll road before the formation of the joint venture.

2.   BASIS OF PRESENTATION
     ---------------------

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

The principal adjustments made to conform the statutory financial statements of the Operating Subsidiary to U.S. GAAP included the following :

-  Provision of depreciation on roads and bridges.

- Recognition of toll revenue on the accrual basis and upon the commencement of operations.

The transfer of CSH's equity interests in CCIG to Westronix and the transfer of CSH's equity interests in Westronix to Regal were accounted for as a reorganization of companies under common control, similar to a pooling of interests. The accompanying consolidated financial statements of the Company have been restated to present the transfers of CSH's interests in CCIG to Westronix and in Westronix to Regal as if they had occurred on the date of formation of the Operating Subsidiary, June 23, 1993. The acquisition of the Operating Subsidiary was financed by advances from CSH. In 1996, the advances payable to CSH in relation to the above acquisition was capitalized and treated as an increase in additional paid-in capital. In addition, due to the specific requirements of the U.S. GAAP for transfers of assets between entities under common control, the difference of Rmb147.6 million between the historical cost of the investment of CSH in Hangzhou toll road and the Company's acquisition cost was treated as a deemed dividend paid to CSH in 1993.

Regal's acquisition of CSH's interests in Acewin and its subsequent disposal have been accounted for using the purchase method of accounting. The results of operations of Acewin and its subsidiaries have not been consolidated into the financial statements for the period ended March
31, 1997 given the temporary nature of the holding.

Loss from the historical historical operations of Regal for the period ended March 31, 1996 has been reclassified as "Loss from discontinued operations" in the consolidated statements of income as a result of the disposal of the related net assets to New Regal in 1996.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

a.   Basis of Consolidation
     ----------------------

The consolidated financial statements include the financial statements of the Company and its majority owned and controlled subsidiaries. All material inter company balances and transactions have been eliminated on consolidation.

b.   Toll Revenue
     ------------

Toll revenue represents the gross receipts at the toll stations, net of business tax calculated at 3% of the gross toll receipts.

c.   Cash and Cash Equivalents
     -------------------------

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash and cash equivalents included United States Dollar deposits of US$67,000 (Rmb555,000) and US$67,000 (Rmb555,000) as of December 31,1996
and March 31, 1997 respectively.

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

     Roads and bridges                          30 years
     Buildings                                  20 years
     Machinery and equipment                     5 years
     Motor vehicles                              5 years
     Furniture, fixtures and office equipment    5 years

Construction in progress ("CIP" see Note 4) represents new roads and bridges under construction and plant and machinery pending installation. This includes the costs of construction, the costs of plant and machinery and interest charges (net of interest income ), arising from borrowings used to finance these assets during the period of construction or installation.

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

The Company's registered capital is denominated in the United States Dollar and its reporting currency is the United States Dollar. For financial reporting purposes, the United States Dollars capital injection amounts have been translated into Renminbi at the unified exchange rate as of December 31, 1995.

The Renminbi is not freely convertible into foreign currencies. All foreign exchange transactions involving Renminbi must take place either through the Bank of China or other institutions authorized to buy and sell foreign currencies, or at a swap center. Before January 1, 1994, the exchange rates used for transactions through the Bank of China and other authorized institutions were set by the government (the "official exchange rate") from time to time whereas the exchange rates available at the swap centers ( the "swap center rates" ) were determined largely by supply and demand. The Chinese government announced the unification of the two-tier exchange rate systems in December 1993 effective January 1, 1994. The unification brought the official exchange rate of the Renminbi in line with the swap center rate. The unification did not have a major impact on the consolidated financial statements of the Company under U.S. GAAP.

Sino-foreign equity joint venture enterprises can enter into exchange transactions at swap centers. Payment for imported materials and remittance of earnings outside of the PRC are subject to the availability of foreign currency which is dependent on the foreign currency denominated earnings of the entity or must be arranged through a swap center or designated foreign exchange banks. Approval for exchange at the swap center is granted to joint venture enterprises for valid reasons such as the purchase of imported materials and remittance of earnings.

The official exchange rates, unified exchange rates and Shanghai swap center rates as of December 31, 1995 and 1996 and March 31, 1997 were as follows :

                                   1995     1996     1997
                                   ----     ----     ----

Rmb equivalents of US$1
   Official exchange rate           N/A      N/A      N/A
   Unified exchange rate           8.32     8.29     8.30
   Shanghai swap center rate       8.32     8.29     8.30

f.   Taxation : Income Taxes
     -----------------------

No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings of the subsidiaries and/or losses of the Operating Subsidiary has been provided as the earnings of the subsidiaries have been reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

Westronix was incorporated under the laws of the British Virgin Islands, and under current British Virgin Islands laws, Westronix is not subject to tax on income or on capital gains.

The Company and its subsidiaries provide for Hong Kong profits tax on the basis of their income for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for profits tax purposes. The Company and its subsidiaries have had no profits assessable for Hong Kong profits tax purposes.

Hangzhou toll road is subject to Chinese income taxes at the applicable tax rate for Sino-foreign equity joint venture enterprises (currently 33%) on the taxable income as reported in its statutory accounts adjusted in accordance with the relevant income tax laws. Since it has a joint venture term of not less than 10 years and is engaged in infrastructure construction, Hangzhou toll road will be fully exempt from Chinese state unified income tax of 30% as well as the local income tax of 3% for two years starting from the first profit-making year followed by a 50% reduction of the Chinese state unified income tax for the next three years ("tax holiday").

If the Operating Subsidiary had not been in the tax holiday period, the Company would have recorded additional income tax expense of Rmb1,928,000 and Rmb2,328,000 and net income of the Company would have been reduced by Rmb983,000 and Rmb1,187,000 for the three months ended March 31, 1996 and 1997 respectively (See Note 12).

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

g.   Taxation : Business Tax
     -----------------------

In December 1993, the Chinese government promulgated several major new tax regulations which came into effect on January 1, 1994. These new tax regulations replaced a number of former tax laws and regulations including the Consolidated Industrial and Commercial Tax ("CICT"). Under these new tax regulations, the Operating Subsidiary is subject to a business tax which replaced the CICT and is now the principal direct tax on the toll revenue generated. The business tax rate applicable to the Operating Subsidiary is 3.0%.

h.   Dedicated Capital
     -----------------

In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the Operating Subsidiary maintains discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The Board of Directors of the Operating Subsidiary will determine on an annual basis the amount of the annual appropriations to the dedicated capital. For the period from January 1, 1994 to March 31, 1997, the Operating Subsidiary did not report any profits in the statutory financial statements, and accordingly, no appropriation to dedicated capital has been made.

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

j.   Earnings per common share
     -------------------------

The calculation of primary earnings per common share is based on the weighted average number of common shares outstanding during the period ended March 31, 1996 and 1997. The calculation of fully diluted earnings per common share is based on the common shares outstanding during the periods ended March 31, 1996 and 1997 adjusted for the assumed conversion of the Company's US$30 million convertible Note B as mentioned in Note 1 above and exercise of the stock options mentioned in Note 10.

The number of shares used in the computation was as follows:

                                          1996           1997
                                          ----           ----
Primary EPS computation                81,806,198      81,806,198
Fully diluted EPS computation       1,076,293,694   1,075,293,694

4.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

                                            March 31,     December 31,
                                              1997            1996
                                          ------------    ------------
                                            Rmb '000        Rmb '000

     Road and bridges                         110,696         110,784
     Buildings                                    148             148
     Machinery and equipment                    3,975           3,804
     Motor vehicles                             3,328           3,084
     Furniture, fixtures and office equipment      38              38
     Construction-in-progress                 510,274         505,734
     Less : Accumulated depreciation          (13,353)        (12,233)
                                          ------------    ------------
     Net book value                           615,106         611,359
                                          ============    ============

5.   LONG-TERM BANK LOANS
     --------------------

Long-term bank loans, all of which are unsecured, bear average interest rates of approximately 14.66% as of December 31, 1996 and 14.70% as of March 31, 1997 and are repayable as follows:


                                            March 31,     December 31,
                                              1997            1996
                                          ------------    ------------
                                            Rmb '000        Rmb '000

     1997                                      58,000          58,000
     1998                                      25,000          25,000
     1999                                      61,500          54,500
     2000                                      55,000          45,000
     2001                                      55,000          55,000
     2002                                      25,000               -
                                          ------------    ------------
                                              279,500         237,500
                                          ============    ============

All the long-term bank loans are denominated in Renminbi. Loans amounting to Rmb159.5 million as of December 31,1996 and Rmb203.5 million as of March 31, 1997 respectively are guaranteed by a related company.

6.   DISTRIBUTION OF PROFITS
     -----------------------

Dividends from the Operating Subsidiary will be declared based on the profits as reported in the statutory financial statements. Such profits will be different from the amounts reported under U.S. GAAP. As of March 31, 1997, the Operating Subsidiary had no available retained earnings for distribution.

In the opinion of management, any undistributed earnings and/or losses of the Operating Subsidiary have been reinvested and will continue to be reinvested indefinitely.

7.   PROVISION FOR INCOME TAXES
     --------------------------

No provision for income taxes was provided in respect of the income derived from Hangzhou toll road since the tax holiday has been deferred until the CIP Projects are completed as mentioned in Note 12.

8.   RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
     -------------------------------------------

The Operating Subsidiary guaranteed bank borrowings of a related company of CSH in an amount of Rmb75 million and Rmb96 million as of December 31, 1996 and March 31, 1997 respectively.

CSH has undertaken to provide continuing financial support to the Company to the extent of CSH's interest in the Company for a period ending on December 31, 1997.

The Company paid management fees of US$155,000 (Rmb1,288,000) to CSH during 1996 for administrative services rendered to the Company by CSH.

9.   DUE TO CHINESE JOINT VENTURE PARTNER
     ------------------------------------

The amount due to Chinese joint venture partner as at December 31, 1996 and March 31, 1997 represented money borrowed from the Chinese joint venture partner to finance the CIP Projects. These amounts are unsecured, bear interest at commercial rate and have no fixed repayment date.

10.  STOCK OPTIONS
     -------------

The following tables summarize the movement of share options of the Company.

During 1987 and 1988, the Company issued five-year Common Stock options in conjunction with its financing activities to various promissory note holders and other selected creditors. During 1989, the Company issued five and ten-year stock options in an additional financing and extension of debt.


Common stock options

                                                         1997       1996
                                                       ---------  ---------

     Shares under option as at January 1,               150,000    150,000
     Issued                                                -          -
     Expired                                               -          -
                                                       ---------  ---------
     Shares under option as at March 31                 150,000    150,000
                                                       =========  =========
     Average exercise price of outstanding options      $ 0.156   $ 0.156
                                                       =========  =========
     Exercisable at end of period                       150,000    150,000
                                                       =========  =========

In December 1991 the Board of Directors approved the issuance of Common Stock options to members of the Board of Directors. The options were to expire in five years and be issued at 110% of market value on the date of grant.

Common stock options

                                                         1997       1996
                                                       ---------  ---------

     Option as at January 1                                -      1,000,000
     Issued                                                -          -
     Expired                                               -          -
                                                       ---------  ---------
     Shares under option as at March 31                    -      1,000,000
                                                       =========  =========
     Average exercise price of outstanding options         -      $  0.14
                                                       =========  =========
     Exercisable at end of period                          -      1,000,000
                                                       =========  =========


11.  COMMITMENTS
     -----------

As of December 31, 1996 and March 31, 1997, the Operating Subsidiary had outstanding capital commitments for construction contracts related to its CIP projects amounting to approximately Rmb10,000,000 as of December 31, 1996 and Rmb11.2 million as of March 31, 1997 may arise. In the opinion of management, it is unlikely that a liability will arise.


12.  CONTINGENCY
     ------------

The Operating Subsidiary has obtained an approval from the local government to offset the toll revenue collected from the first phase of the toll road against the construction-in-progress balances until the CIP Projects are completed by the end of 1997. Thus the tax holiday has been deferred until the CIP Projects are completed. As such, the Operating Subsidiary reported zero net profits in its statutory financial statements starting from the commencement of operations in 1993 and will continue to do so until the CIP Projects are completed at the end of 1997. The company plans to record the net profits offset in the construction-in-progress account during 1993 to 1997 into income of the statutory financial statements of the Operating Subsidiary of the 1998 and / or 1999 fiscal years (i.e. the first two exemption years of the tax holiday). The plan is subject to the approval of the local tax bureau. Should such approval not be obtained from the local tax bureau, a tax liability amounting to approximately Rmb10 million as of December 31, 1996 and Rmb11.2 million as of March 31, 1997 may arise. In the opinion of management, it is unlikely that a liability will arise.

13.  RETIREMENT PLANS
     ----------------

As stipulated by the regulations of the Chinese government, all of the Chinese staff of the Operating Subsidiary are entitled to an annual pension on retirement, which is equal to their basic salaries at their retirement dates. The Chinese government is responsible for the pension liability to retired staff. The Operating Subsidiary is only required to make specified contributions to the state-sponsored retirement plan calculated at 23% of the basic salary of the staff. The expense reported in the consolidated financial statements related to these arrangements was Rmb23,000 and Rmb31,000 for the three months ended March 31, 1996 and 1997 respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Recent Transactions:


On September 10, 1996, the Company acquired all the issued and outstanding shares of Westronix Limited, a British Virgin Islands corporation ("Westronix"), from China Strategic Holdings Limited, a Hong Kong company ("CSH") pursuant to the terms of the Acquisition Agreement entered into on September 10, 1996. Westronix's sole asset is a 100% equity interest in China Construction Holdings Limited, a Hong Kong company ("China Construction") which owns 51% joint venture interest in Hangzhou Zhongche Huantong Development Co., Ltd. ("HZHD"), a Sino-foreign joint venture established in Hangzhou, Zhejiang Province, the People's Republic of China ("China") on June 23, 1993.

On September 11, 1996, the Company disposed of all the issued and outstanding shares of Acewin Profits Limited, a British Virgin Islands corporation ("Acewin"), to BTR China Holdings B.V., a Netherlands company (the "Purchaser") pursuant to the terms of the agreement relating to the sale and purchase of the entire issued share capital of Acewin entered into on September 11, 1996. On February 19, 1996, the Company had acquired all the issued and outstanding shares of Acewin, from CSH.

The Board of Directors of the Company determined that disposal of Wuxi was in the best interest of the Company and was advantageous to the Company's plans to concentrate the resources of the Company in infrastructure projects in China in connection with the Company 's recent acquisition.

As of March 31, 1997, the Company had the following subsidiaries:

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


Business:

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


The three months ended March 31, 1997 marked a significant page in the Company's history. In February, the Zhejiang provincial government granted approval to the Operating Subsidiary to start collecting toll fees on the second phase of the toll road commencing March 1997. The second phase was completed in November, 1996. Concurrently, the toll rates for the second phase of the road proposed by the Operating Subsidiary were also approved. Revenue contribution from the new section will further strengthen the profitability and liquidity position of the Company.


Results of operation
Summary financial information                     Three months ended
-----------------------------                     ------------------
                                                        March 31,
                                                        ---------
                                                  1997          1996
                                                  ----          ----
                                                Rmb '000      Rmb '000

Toll revenue                                       9,502         7,657
General and administrative expenses                4,732         2,689
Exchange gain / (loss)                                14          (164)
Loss from discontinued operations                      -        (1,149)
Net income                                         1,697         1,098

Toll revenue

Toll revenue increased by 21.5% or Rmb1,679,000 in the three months ended March 31, 1997 as compared with the same period last year. With toll fees for the two periods under discussion remaining intact, this increase was a direct result of increased traffic flow, which went up from 774,550 vehicles in 1996 to 944,000 vehicles in 1997. Management is optimistic about the future revenue generation ability of Hangzhou toll road, particularly since the second phase of the toll road has been completed and will generate toll revenue in full capacity very soon. In addition, the third and final phase of the toll road is expected to be completed by the end of 1997 and should become operative in the 1998 fiscal year.

General and Administrative Expenses

During the three months ended March 31, 1997, general and administrative expenses increased by Rmb 2,043,000 or 76% as compared to Rmb 2,689,000 for the three months ended March 31, 1996. This was primarily attributable to additional professional fees incurred and the interest payable on the US$30 million convertible note in excess of the interest income generated from the US$ 900,000 note receivable. As far as the Operating Subsidiary is concerned, general and administrative expenses as a percentage of toll revenue increased slightly from 31.8% in the first quarter of 1996 to 33.7% in 1997.

Exchange Gain

Exchange gain represents the favorable exchange difference arising from re-measurement of various reporting currencies of the companies within the Group into Renminbi, which is the Group's functional currency. At the end of the three months ended March 31, 1997, the Renminbi appreciated by approximately 0.03% when compared with the position at the beginning of the period. Consequently, a marginal gain of Rmb14,000 was recorded upon translation of foreign currency denominated assets and liabilities into Renminbi. This contrasted with an exchange loss of Rmb164,000 for the three months ended March 31, 1996, when the Renminbi depreciated by approximately 0.2%.

Net Income

During the three months ended March 31, 1997, net income increased 54.6% to Rmb1,697,000 as compared to Rmb1,098,000 in the three months ended March 31, 1996. Net income increased primarily by the combined effect of increases in toll revenue and non-recurrence of loss from discontinued operations. Loss from discontinued operations represents the operating loss of Regal Bell and Rubber, which had been spun-off in January, 1996.

Liquidity and Capital Resources

For the three months ended March 31, 1997, net cash used in operating activities and investing activities was approximately Rmb41.9 million and Rmb24.5 million respectively. Net cash provided by financing activities amounted to Rmb55.0 million, resulting in a net increase in cash and cash equivalents of approximately Rmb10.9 million for the three months ended march 31, 1997.

Cash from operating activities was mainly used in settlement of accrued expenses and other payables which were reduced by approximately Rmb52.5 million for the three months ended March 31, 1997. The remaining shortfall in operating cash and capital expenditures of approximately Rmb2.2 million incurred during the quarter were financed principally through bank borrowings of Rmb54.5 million.

The Operating Subsidiary has been able to raise funds from banks for financing the construction of the second and third phases of the toll road. The second phase has now been completed and the third phase would follow by the end of fiscal year 1997. The Company anticipates that in 1998 the Operating Subsidiary will generate significant toll revenue from all three phases of the toll road, and such revenue can then be used to repay its bank loans. The Company anticipates that its cash flows from operations, combined with cash and cash equivalents, bank lines of credit and other external sources of financing, are adequate to finance the Company's operating and debt service requirements for the foreseeable future.

Effects of Inflation

In recent years, the Chinese economy has experienced periods of rapid growth and high rates of inflation, which have, from time to time, led to the adoption by the PRC government of various corrective measures designed to regulate growth and contain inflation. The general inflation rate in terms of the Retail Price Index in China was approximately 21.7%, 14.8% and 6.3% for 1994, 1995 and 1996, respectively. The Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy. Management believes that inflation has not had significant impact on the Operating Subsidiary. Inflation has resulted in upward pressure on wages and salaries for employees and other operating expenses at the Operating Subsidiary. However, management does not expect inflation to have a material effect on profit margins and income since the Operating Subsidiary has been effective in controlling costs.

PART II - OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS

             NONE

ITEM 2   -   CHANGES IN SECURITIES

             NONE

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             NONE

ITEM 5   -   OTHER INFORMATION

             NONE

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

             The Company did not file reports on FORM 8-K during the quarter ending March 31, 1997

                                SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         REGAL INTERNATIONAL INC.
                                        (Registrant)



Date: __________________                ___________________________
                                         Mico Chung, President



Date: __________________                ___________________________
                                         Jim Pang, Chief Financial Officer