Form 10-Q/A
period 1996-09-30
REGAL INTERNATIONAL INC
filed 1997-08-06
CIK 357434

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996.

[ ] TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

     Commission file number 1-8334


                           REGAL INTERNATIONAL, INC.
          (Exact name of small business as specified in its charter)


     Delaware                                   75-1071589
     --------                                   ----------
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

Yes   X       No
    -----        -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated: October 31, 1996, 81,806,198 shares.

Transitional Small Business Disclosure Format (check one) : Yes  ___  No_X_

                              TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----

PART 1 - FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS


     Consolidated Condensed Statements of Income (unaudited)
     for the three and nine months ended September 30, 1996
     and September 30, 1995                                           1

     Consolidated Condensed Balance Sheets (unaudited) at
     September 30, 1996 and December 31, 1995                         2

     Consolidated Condensed Statements of Cash Flows
     (unaudited) for the nine months ended September 30,
     1996 and September 30, 1995                                      3

     Notes to Consolidated Condensed Financial Statements           4-18


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION


  ITEM 1 - LEGAL PROCEEDINGS                                         25

  ITEM 2 - CHANGES IN SECURITIES                                     25

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                           25

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF                        25
           SECURITY HOLDERS

  ITEM 5 - OTHER INFORMATION                                         25

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                          25


                      REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
            THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  (Amounts in thousands, except number of shares and per
                                     share data )

                                    Nine Months                             Three Months
                                  Ended September 30,                    Ended September 30,
                       -------------------------------------  ------------------------------------
                           1996         1996        1995         1996          1996        1995
                       -----------  -----------  -----------  -----------  -----------  -----------
                            US$          Rmb         Rmb          US$           Rmb         Rmb
Toll revenue                3,379       28,046       27,908        1,161        9,636        8,273

General and
  administrative expenses  (1,192)      (9,890)      (7,942)        (542)      (4,502)      (2,777)

Exchange gain                  45          375        1,032           16          134         (367)

Net gain on disposal
  of investment               450        3,743          -            451        3,743          -
                       -----------  -----------  -----------  -----------  -----------  -----------
Income from continuing
operations before
 income taxes and
 minority interest          2,682       22,274       20,998        1,086        9,011        5,129
Provision for income taxes    -            -            -            -            -            -
                       -----------  -----------  -----------  -----------  -----------  -----------

Income from continuing
operations before
 minority interest          2,682       22,274       20,998        1,086        9,011        5,129
Minority interests         (1,185)      (9,839)      (9,791)        (394)      (3,273)      (2,696)
                       -----------  -----------  -----------  -----------  -----------  -----------

Income from continuing
 operations                 1,497       12,435       11,207          692        5,738        2,433

Loss from discontinued
 operations                  (186)      (1,545)        (695)         (48)        (397)        (745)
                       -----------  -----------  -----------  -----------  -----------  -----------

 Net income                 1,311       10,890       10,512          644        5,341        1,688
                       ===========  ===========  ===========  ===========  ===========  ===========
Earnings per common
 share (Primary):
  - from continuing
    operations              0.018        0.152        0.137        0.008        0.070        0.030
  - from discontinued
    operations             (0.002)      (0.019)      (0.009)      (0.001)      (0.005)      (0.009)
                       -----------  -----------  -----------  -----------  -----------  -----------
                            0.016        0.133        0.128        0.007        0.065        0.021
                       ===========  ===========  ===========  ===========  ===========  ===========
Earnings per common
 share (Fully diluted):
  - from continuing
    operations              0.001        0.012        0.010        0.001        0.005        0.002
  - from discontinued
    operations             (0.000)      (0.001)      (0.001)       0.000       (0.000)      (0.001)
                       -----------  -----------  -----------  -----------  -----------  -----------
                            0.001        0.010        0.010        0.001        0.005        0.002
                       ===========  ===========  ===========  ===========  ===========  ===========
Weighted average common
shares outstanding     81,806,198   81,806,198   81,806,198   81,806,198   81,806,198   81,806,198
                       ===========  ===========  ===========  ===========  ===========  ===========

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on September 30, 1996 of US$1.00 = Rmb8.30. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30, 1996 or at any other certain rate.

The accompanying notes are an integral part of these consolidated statements of income.


               REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
               SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
   (Amounts in thousands, except number of shares and per share data)

                                    September      September      December
                                     30, 1996       30, 1996      31, 1995
                                   -----------    -----------    -----------
                                       US$             Rmb           Rmb
ASSETS
------

Current assets
  Cash and cash equivalents             3,320         27,554         22,172
  Prepayments and deferred expenses       281          2,333            452
  Other receivables and other
    current assets                      1,485         12,329            300
  Net assets of discontinued
    operations                            -              -           21,949
                                   -----------    -----------    -----------
Total current assets                    5,086         42,216         44,873
                                   -----------    -----------    -----------


Prepayments for construction-
    in-progress                         1,891         15,697         29,789
Property, plant and equipment, net     57,214        474,881        350,861
                                   -----------    -----------    -----------
Total assets                           64,191        532,794        425,523
                                   ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS EQUITY
-----------------------------------
Current liabilities
  Short-term bank loans                 3,614         30,000             -
  Long-term bank loans - current
    portion                             6,988         58,000             -
  Accounts payable                        466          3,856         21,195
  Accrued expenses and other payables     678          5,631         10,193
  Taxes other than income                  14            118            107
  Due to related companies                -              -            1,500
                                   -----------    -----------    -----------

Total current liabilities              11,760         97,605         32,995
                                   -----------    -----------    -----------

Long-term loans                        11,988         99,500         97,500
Convertible note payable               30,072        249,600        249,600
Due to Chinese joint venture partner    3,614         30,000         10,500
Due to China Strategic Holdings Ltd.      103            853         96,840
Minority interests                     16,689        138,520        128,681

Shareholders' equity:
Common stock                              820          6,806          6,806
Additional paid-in capital              1,900         15,773        (80,646)
Accumulated deficit                   (12,755)      (105,863)      (116,753)
                                   -----------    -----------    -----------

Total shareholders' equity            (10,035)       (83,284)      (190,593)
                                   -----------    -----------    -----------

Total liabilities and
    shareholders' equity               64,191        532,794        425,523
                                   ===========    ===========    ===========

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on September 30, 1996 of US$1.00 = Rmb8.30.
No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30, 1996 or at any other certain rate.

The accompanying notes are an integral part of these consolidated balance sheet.


                 REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
               NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            (Amounts in thousands)

                                                                       Nine Months
                                                                    Ended September 30,
                                                       ----------------------------------------
                                                          1996            1996          1995
                                                       -----------    -----------    -----------
                                                           US$             RMB           RMB
Cash flows from operating activities:
  Net Income
    Income from continuing operations                       1,497         12,435         11,207
    Loss from discontinued operations                        (186)        (1,545)          (695)
  Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operations:
    Minority interests                                      1,185          9,839          9,791
    Depreciation and amortization                             380          3,152          3,402
  (Increase)Decrease in assets:
    Prepayments and deferred expenses                        (227)        (1,882)        (1,495)
    Other receivables and other current assets             (1,448)       (12,028)          (202)
  Increase (Decrease) in liabilities:
    Accounts payable                                       (2,089)       (17,339)         6,183
    Accrued expenses and other payables                      (549)        (4,562)          (679)
    Taxes other than income                                     1             11            (17)
                                                       -----------    -----------    -----------

Net cash (used in) provided by operating activities        (1,436)       (11,919)        27,495
                                                       -----------    -----------    -----------

Cash flows from investing activities
  Prepayments for construction-in-progress                  1,698         14,092         (5,909)
  Acquisition of property, plant and equipment            (15,322)      (127,172)       (81,197)
  Change in net assets of discontinued operations           2,645         21,949          1,008
                                                       -----------    -----------    -----------

Net cash used in (provided by) investing activities       (10,979)       (91,131)       (86,098)
                                                       -----------    -----------    -----------

Cash flows  from financing activities:
  Proceeds of bank loans                                   10,843         90,000         44,000
  Repayment of bank loans                                     -              -           (8,000)
  Due to related companies                                   (181)        (1,500)        (2,500)
  Due to Chinese joint venture partner                      2,350         19,500          5,500
  Due to China Strategic Holdings Limited                      52            432         (1,342)
                                                       -----------    -----------    -----------

Net cash provided by (used in) financing activities        13,064        108,432         37,658
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents          649          5,382        (20,945)
Cash and cash equivalents, at beginning of period           2,671         22,172         71,015
                                                       -----------    -----------    -----------

Cash and cash equivalents, at end of period                 3,320         27,554         50,070
                                                       ===========    ===========    ===========


Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on September 30, 1996 of US$1.00 = Rmb8.30. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30, 1996 or at any other certain rate.

The accompanying notes are an integral part of these consolidated statements of cash flows.

                  REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

Regal International, Inc. ("Regal" or the "Company") was incorporated in the State of Delaware, the United States of America and is listed on the National Association of Securities Dealers ("NASD") over-the-counter market with an authorized share capital of US$1.5 million or 150 million shares of US$0.01 par value per share.

Pursuant to an acquisition agreement dated February 8, 1996 between Regal, Acewin Profits Limited ("Acewin"), a British Virgin Islands corporation and China Strategic Holdings Limited ("CSH"), a company incorporated in Hong Kong and listed on the Stock Exchange of Hong Kong Limited, Regal acquired all the issued and outstanding shares of Acewin at a consideration of US$13.5 million satisfied through the issuance of a US$13.5 million Convertible Note (the "Convertible Note A") by Regal to Horler Holdings Limited ("Horler"), a Hong Kong company and a wholly-owned subsidiary of CSH, bearing interest at 9% per annum after an initial 6-month interest-free period. Acewin was a wholly-owned subsidiary of CSH before the transfer and Acewin's sole asset was a 55% equity interest in Wuxi CSI Vibration Isolator Co. Ltd., a Sino-foreign equity joint venture incorporated in the People's Republic of China, held through an intermediate Hong Kong Company, China Machine (Holdings) Limited.

On February 15, 1996, CSH appointed three directors to fill vacancies on the Board of Directors created by the resignation of three out of the five directors of Regal effective on the consummation of the transaction whereby Regal acquired all of the outstanding share capital of Acewin. On March 8, 1996, Horler purchased 40,500,000 shares of common stock representing 49.51% of the then issued and outstanding share capital of Regal from a major shareholder of the Company thus becoming its major and controlling shareholder.

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

Pursuant to the Agreement, the US$2.5 million portion of the purchase price was paid as follows: US$800,000 in cash and the balance by delivery of two promissory notes, one in the principal amount of US$900,000 (the "US$900,000 Note") and the second in the principal amount of US$800,000 (the "US$800,000 Note"). The US$900,000 Note bears interest at 9% per annum and is payable in sixty equal monthly installments of principal and interest. The US$800,000 Note bears no interest and is due and payable in one installment on January 31, 2001. The realized loss in connection with this transaction amounted to approximately Rmb573,000 (US$69,000) and has been included as part of "Loss from discontinued operations" in the Company's consolidated statements of income for the period ended September 30, 1996.

Pursuant to an Acquisition Agreement dated September 10, 1996 between Regal, Westronix Limited ("Westronix"), a wholly owned subsidiary of CSH, and CSH, Regal acquired all the issued and outstanding shares of Westronix at a consideration of US$30 million satisfied through the issuance of a US$30 million Convertible Note (the "Convertible Note B") by Regal to Horler bearing interest at 9% per annum after an initial 6-month interest-free period. The terms of the Convertible Note B provide for the conversion of the principal and any unpaid interest on the Convertible Note B into shares of the Common Stock of Regal ("Common Stock") at a conversion price of US$0.0302 per share. Upon conversion, CSH would hold approximately 96.16% of the outstanding shares of the Company. Westronix's sole asset is a 51% equity interest in Hangzhou Zhongche Huantong Development Co. Ltd., a Sino-foreign equity joint venture incorporated in the People's Republic of China, held through an intermediate Hong Kong company, China Construction International Group Limited.

The amount of consideration paid for Westronix was based upon a recommendation from an independent corporate and investment advisor (the "Advisor") which the Company engaged for the purpose of obtaining the fairness opinion with respect to its acquisition of Westronix. Such fairness opinion was based on the Advisor's independent assessment of an internal appraisal report provided by China Strategic Holdings Limited, which determined the valuation of Westronix by applying the discounted cash flow model to the projected cash flow of the Hangzhou Toll Road over the remaining life of the joint venture.

As of September 30, 1996, the Company had the following subsidiaries:

Westronix Limited ("Westronix") - a holding company incorporated in the British Virgin Island.

China Construction International Group Limited ("CCIG") - a company incorporated in Hong Kong.

Hangzhou Zhongche Huantong Development Co., Ltd. (the "Operating Subsidiary" or "Hangzhou toll road"), a Sino-foreign equity joint venture located in Hangzhou, Zhejiang Province, the People's Republic of China "the PRC".

The Company holds a 100% interest in Westronix, which was incorporated on July 3, 1996 with an authorized share capital of 50,000 shares with a par value of US$1 each. The one Westronix share issued at par value to CSH was subsequently transferred to Regal pursuant to a shareholder's resolution dated September 10, 1996. Westronix holds a 100% interest in CCIG which in turn holds a 51% interest in Hangzhou toll road. Westronix's interest in CCIG and Hangzhou toll road was transferred from CSH pursuant to a shareholders' resolution dated August 28, 1996.

Hangzhou toll road is a Sino-Foreign equity joint venture enterprise established on June 23, 1993, which formally began business operations in September 1993 in the City of Hangzhou, Zhejiang Province in the People's Republic of China (the "PRC"). The total cash consideration paid by CCIG for its interest in Hangzhou toll road amounted to Rmb102 million. Tolls collected from the existing portion of the toll road ("the first phase"), which was injected by the Chinese joint venture partner, Hangzhou City Transportation Development Company, and cash injected by CSH would be used to finance the construction of second and third phases of the toll road (the "CIP Projects") which are expected to be completed by the end of fiscal year 1997. Hangzhou toll road will collect tolls from all three phases of the toll road after the CIP Projects are completed.

Any increase in toll rates proposed by the Operating Subsidiary is subject to approval by the Hangzhou Municipal Government, Hangzhou City Transportation Department and the Zhejiang Provincial Government. However, there is no assurance that any proposal for increase will be approved by these government authorities. If such proposals are denied, profit margins of the Operating Subsidiary could be affected.

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

The transfer of CSH's equity interests in CCIG to Westronix and the transfer of CSH's equity interests in Westronix to Regal were accounted for as reorganizations of companies under common control similar to a pooling of interests. The accompanying consolidated financial statements of the Company have been restated to present the transfers of CSH's interests in CCIG to Westronix and in Westronix to Regal as if they had occurred on the date of formation of the Operating Subsidiary, June 23, 1993. The acquisition of the Operating Subsidiary was financed by advances from CSH. In 1996, the advances payable to CSH in relation to the above acquisition was capitalized and treated as an increase in additional paid-in capital.
In addition, due to the specific requirements of the U.S. GAAP for transfers of assets between entities under common control, the difference of Rmb147.6 million between the historical cost of the investment of CSH in Hangzhou toll road and the Company's acquisition cost was treated as a deemed dividend paid to CSH in 1993.

Regal's acquisition of CSH's interests in Acewin and its subsequent disposal have been accounted for using the equity method of accounting. The results of operations of Acewin and its subsidiaries have not been consolidated into the financial statements for the period ended September 30, 1996 given the temporary nature of the holding.

Income from the historical operations of Regal for the period ended September 30, 1995 and 1996 has been reclassified as "Loss from discontinued operations" in the consolidated statements of income as a result of the disposal of the related net assets to New Regal in 1996. Accordingly, net assets related to the discontinued operations of Regal as of December 31, 1995 have also been reclassified as "Net assets of discontinued operations" in the accompanying financial statements.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Basis of Consolidation
    ----------------------

The consolidated financial statements include the financial statements of the Company and its majority owned and controlled subsidiaries. All material inter company balances and transactions have been eliminated on consolidation.

b.  Toll  Revenue
    -------------

Toll revenue represents the gross receipts at the toll stations, net of business tax calculated at 3% of the gross toll receipts.

c.  Cash  and  Cash  Equivalents
    ----------------------------

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash and cash equivalents included United States Dollar deposits of US$1,078,000 (Rmb8,967,000) and US$64,000 (Rmb531,000) as of December
31,1995 and September 30, 1996 respectively. Deposits of US$700,000 (Rmb5,824,000) as of December 31,1995 were used to guarantee bank loans of a related company.

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

The official exchange rates, unified exchange rates and Shanghai swap center rates as of December 31, 1994 and 1995 and September 30, 1996 were as follows:


                                    1994     1995     1996
                                    ----     ----     ----

Rmb equivalents of US$1
     Official exchange rate         N/A      N/A      N/A
     Unified exchange rate          8.44     8.32     8.30
     Shanghai swap center rate      8.44     8.32     8.30

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

If the Operating Subsidiary had not been in the tax holiday period, the Company would have recorded additional income tax expense of Rmb7,503,000 (US$904,000) and Rmb7,393,000 (US$891,000) and net income of the Company would have been reduced by Rmb 3,826,000 (US$461,000) and Rmb3,770,000 (US$454,000) for the nine months ended September 30, 1995 and 1996 respectively (See Note 13).

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

h.  Dedicated Capital
    -----------------

In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the Operating Subsidiary maintains discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The Board of Directors of the Operating Subsidiary will determine on an annual basis the amount of the annual appropriations to the dedicated capital. For the period from January 1, 1994 to September 30, 1996, the Operating Subsidiary did not report any profits in the statutory financial statements, and accordingly, no appropriation to dedicated capital has been made.

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

j.  Earnings per common share
    -------------------------

The calculation of primary earnings per common share is based on the weighted average number of common shares outstanding during the nine months ended September 30, 1995 and 1996.

The number of shares used in the computation was as follows:

                                        1995           1996
                                    -------------  -------------
     Primary EPS computation         81,806,198     81,806,198
     Fully diluted EPS computation  1,076,293,694  1,076,293,694

4.  PROPERTY, PLANT AND EQUIPMENT


                                        September 30,        December 31,
                                             1996                1995
                                        --------------      -------------
                                      US$'000  Rmb '000   US$'000  Rmb '000

Road and bridges                       13,191   109,485    13,135   109,020
Buildings                                  18       148        18       148
Machinery and equipment                   458     3,804        57       475
Motor vehicles                            371     3,084       255     2,121
Furniture, fixtures and office
equipment                                   4        38         4        38
Construction-in-progress               44,518   369,497    29,801   247,346
Less : Accumulated depreciation        (1,346)  (11,175)     (998)   (8,287)
                                      --------  --------  --------  --------
Net book value                         57,214   474,881    42,272   350,861
                                      ========  ========  ========  ========

5.  LONG-TERM BANK LOANS

Long-term bank loans, all of which are unsecured, bear average interest rates of approximately 14.87% as of December 31, 1995 and 14.60% as of September 30, 1996 and are repayable as follows:

            Year         September 30,                  December 31,
                            1996                            1995
                    ----------------------         ----------------------
                    US$ '000      Rmb '000         US$ '000      Rmb '000

           1997        6,988        58,000            6,988        58,000
           1998        3,012        25,000            2,410        20,000
           1999        6,567        54,500            2,349        19,500
           2000        1,807        15,000              -             -
           2001          602         5,000              -             -
                    ---------     ---------        ---------     ---------
                      18,976       157,500           11,747        97,500
                    =========     =========        =========     =========


All the long-term bank loans are denominated in Renminbi. Loans amounting to Rmb19.5 million (US$2.3 million) as of December 31,1995 and Rmb109.5 million (US$13.2 million) as of September 30,1996 respectively are guaranteed by a related company.

6.  DUE TO CHINESE JOINT VENTURE PARTNER

The amount due to Chinese joint venture partner as at December 31, 1995 and September 30, 1996 represents money borrowed from the Chinese joint venture partner to finance the CIP Projects. These amounts are unsecured, bear interest at commercial rate and have no fixed repayment date.

7. RECONCILIATION ON THE MINORITY INTEREST BALANCE FOR THE PERIOD ENDED SEPTEMBER 30, 1996


                                                      US$'000   Rmb  '000

Income from continuing operations before
  minority interest                                     2,682      22,274

  Less: Gain / Income not attributable to
    minority interest
        Gain in disposal of subsidiaries                  186       1,546
        Gain in foreign exchange                           45         375
        Income from Regal Int'l (Holdings Co.)             35         290
        Income from Westronix (wholly-owned subsidiary)    (1)         (7)
        Income from CCIG (wholly-owned subsidiary)         (1)         (9)
                                                      --------  ----------
                                                          264       2,195
                                                      --------  ----------

Income from Hangzhou Toll Road                          2,418      20,079

49% Minority Interest                                   1,185       9,839

8. SUPPLEMENTAL DISCLOSURE - ACQUISITION AND DISPOSAL OF INVESTMENTS AND OPERATIONS

Acquisition of Investment Assets
--------------------------------

In February 1996, the Company acquired Acewin Profits companies for a consideration of US$13.5 million. There were no outlay of cash as the vendor has taken back a convertible note of the same amount. Such convertible note has been repaid in full amount upon complete disposition of Acewin Profits in September 1996. This acquisition had no effect onto the shareholders' equity since no new capital shares were issued.

In September 1996, the Company acquired the Westronix companies form the same vendor for a consideration of US$30 million. Again, there were no outlay of cash as the vendor took back a convertible note of the same amount. The acquisition also had no effect onto the shareholders' equity.


Disposal of Acewin                                   US$'000   Rmb  '000
------------------

Cash Proceeds from disposition                        13,950     115,790
Less: Net book value / Cost of investment            (13,500)   (112,047)
                                                   ----------   ---------
Net gain reported (in Consolidated Statements
   of Income)                                            450       3,743
                                                   ==========   =========


The Company generated a net gain of Rmb3,743,000 (US$450,000) from the disposition of its investments in Acewin. The majority of the gross proceeds of US$13.95 million has been used to repay the outstanding note payable of US$13.5 million owing to China Strategic Holdings Limited. This resulted with a net cash proceeds of approximately US$450,000 equivalent to the net gain as per above computation. This gain also provided an increment of US$450,000 to the shareholders' equity.

Disposal of the oil field / marine / rubber mold operations
-----------------------------------------------------------

                                                      US$'000   Rmb  '000

Cash proceeds from disposition                          2,500      20,750
Less: Net assets value disposed                        (2,521)    (20,925)
   Related professional fees                              (48)       (398)
                                                     ---------    --------
Net loss reported ( in Consolidated Statements of         (69)       (573)
                                                     =========    ========
Income grouped under "Loss from discontinued operation")

In this disposition, the Company generated a net loss of Rmb573,000 (US$69,000) and an immediate cashflow of US$800,000 since the proceeds comprised of a cash consideration of US$800,000, a US$800,000 interest free note due on January 31, 2001 and a US$900,000 note bearing interest at 9% amortized over sixty equal monthly installments. This loss had an effect of reducing US$69,000 from the shareholders' equity.

9.  PROVISION FOR INCOME TAXES

The reconciliation of the effective income tax based on income before provision for income taxes and minority interests stated in the consolidated statements of income to the statutory income tax rate in Hong Kong, the British Virgin Islands, the PRC and the U.S. is as follows :

                                      1994     1995     1996
                                     -------  -------  -------

Weighted average statutory tax rate    34.8%    31.6%    35.5%
Effect of tax holiday                (34.8%)  (31.6%)  (35.5%)
                                     -------  -------  -------
Effective tax rate                        -        -        -
                                     =======  =======  =======

Provision for income taxes consist of:

                                     1994      1995      1996
                                   --------  --------  ---------
                                   Rmb '000  Rmb '000  Rmb '000

Current                                   -         -         -
Deferred                                  -         -     1,562
Adjustment of valuation allowance         -         -    (1,562)
                                   --------  --------  ---------
                                          -         -         -
                                   ========  ========  =========

The valuation allowance refers to the portion of the deferred tax assets that are not currently realizable. The realization of these benefits depends upon the ability of the Company to generate income in future years. No provision or benefit for deferred income taxes was recognized in the years of 1994 and 1995, and the nine months ending September 30, 1996.

10.  DISTRIBUTION OF PROFITS

Dividends from the Operating Subsidiary will be declared based on the profits as reported in the statutory financial statements. Such profits will be different from the amounts reported under U.S. GAAP. As of September 30,1996, the Operating Subsidiary had no available retained earnings for distribution.

In the opinion of management, any undistributed earnings and/or losses of the Operating Subsidiary have been reinvested and will continue to be reinvested indefinitely.

11.  STOCK OPTIONS

The following tables summarize the movement of share options of the Company.

During 1987 and 1988, the Company issued five-year Common Stock options in conjunction with its financing activities to various promissory note holders and other selected creditors. During 1989, the Company issued five and ten-year stock options in an additional financing and extension of debt.

  COMMON STOCK OPTIONS


                                                 1996      1995
                                               --------  --------

Shares under option as at January 1             150,000   150,000
Issued                                                -         -
Expired                                               -         -
                                               --------  --------
Shares under option as at September 30          150,000   150,000
                                               ========  ========
Average exercise price of outstanding options  $  0.156  $  0.156
                                               ========  ========
Exercisable at end of period                    150,000   150,000
                                               ========  ========


In December 1991 the Board of Directors approved the issuance of Common Stock options to members of the Board of Directors. The options were to expire in five years and be issued at 110% of market value on the date of grant.

  COMMON STOCK OPTIONS


                                                  1996        1995
                                               ----------  ----------

Option as at January 1                          1,000,000   1,000,000
Issued                                                  -           -
Expired                                                 -           -
                                               ----------  ----------
Shares under option as at September 30          1,000,000   1,000,000
                                               ==========  ==========
Average exercise price of outstanding options  $     0.14  $     0.14
                                               ==========  ==========
Exercisable at end of period                    1,000,000   1,000,000
                                               ==========  ==========


12.  RETIREMENT PLANS

As stipulated by the regulations of the Chinese government, all of the Chinese staff of the Operating Subsidiary are entitled to an annual pension on retirement, which is equal to their basic salaries at their retirement dates. The Chinese government is responsible for the pension liability to retired staff. The Operating Subsidiary is only required to make specified contributions to the state-sponsored retirement plan calculated at 23% of the basic salary of the staff. The expense reported in the consolidated financial statements related to these arrangements was approximately Rmb52,000 (US$6,000) and Rmb64,000 (US$8,000) for the nine months ended September 30, 1995 and 1996 respectively.


13.  CONTINGENCY

The Operating Subsidiary has obtained an approval from the local government to offset the toll revenue collected from the first phase of the toll road against the construction-in-progress balances until the CIP Projects are completed by the end of 1997. Thus the tax holiday has been deferred until the CIP Projects are completed. As such, the Operating Subsidiary reported zero net profits in its statutory financial statements starting from the commencement of operations in 1993 and will continue to do so until the CIP Projects are completed at the end of 1997. The Company plans to record the net profits offset in the construction-in-progress account during 1993 to 1997 into income of the statutory financial statements of the Operating Subsidiary during 1998 and/or 1999 fiscal years (i.e. the first two exemption years of the tax holiday). The plan is subject to the approval of the local tax bureau. Should such approval not be obtained from the local tax bureau, a tax liability amounting to approximately Rmb5 million as of December 31, 1996 and Rmb8.7 million as of September 30, 1996 may arise. In the opinion of management, it is not probable that a liability will arise.

14.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

The Operating Subsidiary guaranteed bank borrowings of a related company of CSH in an amount of Rmb10 million (US$1.2 million) and Rmb51.5 million (US$6.2 million) as of December 31,1995 and September 30,1996 respectively.

CSH has undertaken to provide continuing financial support to the Company to the extent of CSH's interest in the Company for a period ending on December 31, 1997.

15.  COMMITMENTS

As of December 31, 1995 and September 30, 1996, the Operating Subsidiary had outstanding capital commitments for construction contracts related to its CIP projects amounting to approximately Rmb228.3 million (US$27.5 million) and Rmb68.8 million (US$8.3 million) respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

OVERVIEW OF RECENT TRANSACTIONS :

On September 10, 1996, the Company acquired all the issued and outstanding shares of Westronix Limited, a British Virgin Islands corporation from China Strategic Holdings Limited ("CSH"), a Hong Kong company pursuant to the terms of the acquisition agreement entered into on September 10, 1996. Westronix's sole asset is a 100% equity interest in China Construction International Group Limited ("CCIG"), a Hong Kong company which in turn owns a 51% joint venture interest in Hangzhou Zhongche Huantong Development Co., Ltd, a Sino-foreign joint venture established in Hangzhou Zhejiang Province, the People's Republic of China ("China") on June 23, 1993.

The amount of consideration being US$30 million (Rmb249 million) paid for Westronix was based upon a recommendation from an independent corporate and investment advisor (the "Advisor") which the Company engaged for the purpose of obtaining the fairness opinion with respect to its acquisition of Westronix. Such recommendation was based on the Advisor's independent assessment of an internal appraisal report provided by China Strategic Holdings Limited, which determined the valuation of Westronix by applying the discounted cash flow model to the projected cash flow of the Hangzhou toll road over the remaining life of the joint venture.

On September 11, 1996, the Company disposed of all the issued and outstanding shares of Acewin Profits Limited ("Acewin"), a British Virgin Islands corporation , to BTR China Holdings B.V., a Netherlands company (the "Purchaser") pursuant to the terms of the agreement relating to the sale and purchase of the entire issued share capital of Acewin entered into on September 11, 1996. The Company's interest in Acewin was acquired from CSH on February 8, 1996.

The Board of Directors of the Company determined that disposal of Acewin was in the best interest of the Company and was advantageous to the Registrant's plans to concentrate the resources of the Company in infrastructure projects in China in connection with the Company's recent acquisition.

As of September 30, 1996, the Company had the following subsidiaries:

Westronix Limited ("Westronix") - a holding company incorporated in the British Virgin Islands.

China Construction International Limited ("CCIG") - a company incorporated in Hong Kong.

Hangzhou Zhongche Huantong Development Co., Ltd. (the "Operating Subsidiary" or "Hangzhou toll road"), a Sino-foreign equity joint venture located in Hangzhou, Zhejiang Province, China.

The Company holds a 100% interest in Westronix. Westronix holds a 100% interest in CCIG which in turn holds a 51% interest in Hangzhou toll road.

BUSINESS

The Operating Subsidiary was established for the construction of a ring road which was designed to direct the congested traffic outside the city of Hangzhou. The city of Hangzhou, which covers an area of approximately 16,000 square kilometers and has a population of approximately 5.6 million, is the capital of Zhejiang Province in China. The city is located about 150 kilometers from Shanghai and has experienced rapid growth in its light manufacturing industry in recent years, most notably in electronic instruments, refined chemicals, machinery and electrical appliances.

When the toll road is fully completed, it will be 38.2 km long and comprise of:

- 13.2 km of existing Class 2 wide single carriage way linking Jichang (Airport) Road to Xiangfuqiao. The traffic capacity is estimated at about 20,000 vehicles per day (two way flow).

- 25.0 km of Class 1 construction (6km of four-lane wide single carriage way with slow lanes and 19km of dual two-lanes with hard shoulders for emergency) including 21 bridges and three grade-separated junctions. The implementation of this section of the toll road consists of two phases:
Northwest section (Xiangfuqiao to Liuxai, 13.7 km) which is expected to be completed at end of 1996 and West section (Liuxai to Lingjiaqiao, 11.3 km), which is under construction and is expected to be completed by the end of fiscal 1997. This section encompasses extensive bridge works including:

     river crossing bridges
     bridges for road interchanges
     underpasses and underground crossings for pedestrians and vehicles

The section of the road from Jichang Road to Xiangfuqiao is now in operation and has been generating revenues from toll collection from the toll plazas at Xiangfuqiao. The Company anticipates the section from Xiangfuqiao to Liuxai will become operative in the first half of 1997. The section from Liuxai to Lingjiaqiao is expected to be completed by the end of 1997. Upon full completion, toll plazas are expected to operate at Xiangfuqiao (already in operation), Liuxai and Lingjiaqiao. The toll plazas are currently utilizing electronic surveillance systems along with computerized toll collection systems.

RESULTS OF OPERATION


SUMMARY OF FINANCIAL INFORMATION         Nine months ended
-----------------------------------       -----------------
                                            September 30,
                                          -----------------
                                    1996      1996        1996      1995
                                    -----     ----        ----      ----
                                  USD '000  Rmb '000    USD '000  Rmb '000


Toll revenue                         3,379    28,046       3,362    27,908
General and administrative expenses  1,192     9,890         957     7,942
Exchange gain                           45       375         124     1,032
Gain on disposal of investment         450     3,743         -         -
Net income                           1,311    10,890       1,267    10,512


TOLL REVENUE

Toll revenue increased marginally by Rmb138,000 (US$17,000) or 0.5% in the nine months to September 30, 1996 as compared with the corresponding period in 1995. Traffic volume was adversely affected by the opening of the Hangzhou section of the Shanghai - Ningbo Expressway, which led to a certain degree of diversion of traffic. However the adverse effect was fully offset by an average increase in toll fees by approximately 50% in 1996. Management believes that further decrease in vehicle flows is unlikely and is optimistic about the future revenue generation ability of Hangzhou toll road as the second phase of the toll road would become operative in early 1997. In addition, the third and final phase of the toll road is expected to be completed by the end of 1997 and would generate revenue commencing 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

As compared with the same period in 1995, general and administrative expenses for the nine months ended September 30, 1996 went up 24.5% from Rmb9.9 million (US$1.2 million) to Rmb 7.9 million (US$1.0 million). This was primarily attributable to additional professional fees incurred and the interest payable on the US$ 13.5 million convertible note in excess of the interest income generated from the US$ 900,000 note receivable. As far as the Operating Subsidiary is concerned, general and administrative expenses as a percentage of toll revenue was kept at around 28% for the two periods under discussion.

EXCHANGE GAIN

Exchange gain represents the favorable exchange difference arising from re-measurement of various reporting currencies of the different companies within the Group into Renminbi, which is the Group's functional currency. Upon period end revaluation of the amount payable to CSH, which was in terms of foreign currency, exchange gains were recorded in the past three years due to continual strengthening of Renminbi. However slow down in appreciation of Renminbi during the first nine months of 1996 had sent exchange gain down to Rmb375,000 (US$45,000) from Rmb1,032,000 (US$124,000)
of the corresponding period in 1995.

NET GAIN ON DISPOSAL OF INVESTMENT

The gain represents the profit on disposal of investment in Acewin. As mentioned above, Acewin was acquired in February 1996 at a cost of US$13.5 million (Rmb112.1 million) and disposed of in September 1996 at a cash price of US$13.95 million (Rmb115.8 million) to an unrelated Netherlands company.

LOSS FROM DISCONTINUED OPERATION

This loss represents two sources of loss from the discontinued operation of the oil field / marine / rubber mold businesses. A net loss of Rmb573,000 (US$69,000) was arised from the accounting of the actual disposition. An operating loss of Rmb971,000 (US$117,000) was attributed to the operation of such disposed businesses. The two losses have resulted with the loss of Rmb1,546,000 (US$186,000) as reported.

NET INCOME

Net income for the nine months ended September 30, 1996 increased slightly by 3.6% to Rmb10.9 million (US$1.3 million) from Rmb10.5 million (US$1.3 million) of the same period in 1995. This was attributable to the combined effect of increase in general and administrative expenses and loss from discontinued operations and decrease in exchange gain, compensated by the gain on disposal of investment.

Loss from discontinued operations represents the operating loss of Regal Bell and Rubber which were spun-off during the period.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1996, net cash used in operating activities and investing activities was approximately Rmb11.9 million (US$1.4 million) and Rmb91.1 million (US$11.0 million) respectively. Net cash provided by financing activities amounted to Rmb108.4 million (US$13.1 million), resulting in a net decrease in cash and cash equivalents of approximately Rmb5.4 million (US$0.7 million) for the nine months ended September 30, 1996.

The net cash outflow position in operating activities resulted mainly from increase in other receivable by approximately Rmb12.0 million (US$1.5 million) accompanied with decrease in accounts payable by approximately Rmb17.3 million (US$2.1 million) during the nine months ended September 30, 1996. Increase in other receivables was primarily due to receipt of two receivable notes, totaling Rmb14.1 million (US$1.7 million), issued by New Regal in relation to the disposal of Regal Bell and Rubber.

During the nine months ended September 30, 1996, the Company incurred capital expenditures of approximately Rmb113.1 million (US$13.6 million) which were financed principally through bank borrowings of Rmb90.0 million (US$10.8 million) and loans from the Chinese joint venture partner of Rmb19.5 million (US$2.3 million).

The Operating Subsidiary has been able to raise funds from banks for financing the construction of the second and third phases of the toll road (the "CIP Projects"). Construction of the second phase was close to completion and the third phase is expected to be completed by the end of fiscal year 1997. The Company anticipates that in 1998 the Operating Subsidiary will generate substantial toll revenue from all three phases of the toll road. The Company expects that its cash flows from operations, combined with cash and cash equivalents, bank lines of credit and other external sources of financing, are adequate to finance the Company's operating and debt services requirements for the foreseeable future.

EFFECTS OF INFLATION

In recent years, the Chinese economy has experienced periods of rapid growth and high rates of inflation, which have, from time to time, led to the adoption by the PRC government of various corrective measures designed to regulate growth and control inflation.

The general inflation rate in terms of the Retail Price Index in China was approximately 13.2%, 21.7% and 14.8% for 1993, 1994 and 1995 respectively. The Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy.

Management believes that inflation has not had significant impact on the Operating Subsidiary. Inflation has resulted in upward pressure on wages and salaries for employees and other operating expenses at the Operating Subsidiary. However, management does not expect inflation to have a material effect on profit margins and income, since the Operating Subsidiary has been very effective in controlling costs.

PART II - OTHER INFORMATION

ITEM 1 -  LEGAL  PROCEEDINGS

          NONE

ITEM 2 -  CHANGES IN SECURITIES

          SEE  ATTACHED

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




                                REGAL INTERNATIONAL INC.
                                (Registrant)


Date: ___________________   __________________________
                            Mico Chung, President


Date: ___________________   __________________________
                            Jim Pang, Chief Financial Officer