Form 10-K/A
period 1995-12-31
REGAL INTERNATIONAL INC
filed 1997-08-11
CIK 357434

                               FORM 10-KSB\A

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

[X] Amendment No. 1 to Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                      Commission file number:  1-8334

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

   Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months(or for such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

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

                   DOCUMENTS INCORPORATED BY REFERENCE
                                    None

                                   PART I.


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

   In February and September, 1996, Regal International, Inc. (the "Registrant" or the "Company"), which term shall include, when the context so requires, its subsidiaries, completed a series of transactions which resulted in the Registrant's acquisition of a new businesses and disposition of its existing business assets and liabilities. The information set herein discloses information required by Form 10-KSB with respect to business of the Registrant (i) prior to the acquisition of the new business (Acewin Profits Limited) in February 1996, (ii) after the acquisition of Acewin Profits Limited in February 1996 and sale of the then existing business, and
(ii) after the sale of Acewin Profits Limited and acquisition of the new assets (Westronix Limited) in September 1996. The information presented herein with respect to the Registrant's business prior to February 1996 (for the fiscal year ended December 31, 1995 and the period from January 1, 1996 through February 19, 1996) and for the period of February, 1996 through September, 1996 is presented to reflect the historical business and operations of the Registrant for the year ended December 31, 1995 and the respective periods of fiscal 1996, prior to the acquisition of the Registrant's current business. Since all of the assets and liabilities relating to the business of the Registrant during those respective periods have been sold and assumed respectively, the following information should be considered for historical purposes only and does not in any way reflect the current business and operations of the Registrant.

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

   The consideration paid by the Registrant for the Acewin Stock was $13.5 million. In determining the consideration paid by the Company for Acewin stock, the Company took into consideration the following factors: the indicated profit after tax ("PAT") of Wuxi (the operating subsidiary of Acewin) and profit/earnings forecasts for that company. In determining the consideration of $13.5 million, the Company used in its calculations 3.3 PAT and 7.5 P/E. In addition, to ensure fair purchase price, the purchase agreement provided for an adjustment to the purchase price, in case of adjustments made after the completion of the audit of Acewin. The valuation of Acewin stock by the Company was validated as fair when the unrelated party paid more than $13.5 million for the Wuxi business in September of 1996. Said purchase price was paid by the Registrant's delivery of its Convertible Note bearing interest at the rate of nine percent (9%) per annum after an initial six (6) month interest-free period (the "Convertible Note"). Interest on the Convertible Note was payable on an annual basis, with all principal being due and payable on January 31, 1999. The principal and any unpaid interest owing on the Convertible Note were convertible into shares of the Common Stock, $0.01 par value, of the Registrant ("Common Stock") at a conversion price of $0.0302 per share. The Convertible Note was secured by a Pledge Agreement granting CSH a security interest in the Acewin Stock. The Convertible Note was fully repaid upon the sale of Acewin Stock, as described below.

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

   On September 11, 1996, the Registrant disposed of all the issued and outstanding shares of Acewin to BTR China Holdings B.V., a Netherlands company (the "Purchaser") pursuant to the terms of the Agreement relating to the sale and purchase of the entire issued share capital of Acewin (the "Agreement") entered into on September 11, 1996. Acewin's sole asset was a 100% equity interest in, China Machine, which owned 55% joint venture interest in Wuxi CSI.

   The consideration paid by the Purchaser was $13,950,000 (the "Purchase Price"). The major portion of the proceeds were then used to repay the $13,500,000 Convertible Note payable to Horler, and issued by the Registrant in connection with the acquisition of Wuxi CSI in February of 1996.

   The Board of Directors of the Registrant determined that disposition of Wuxi CSI was in the best interest of the Registrant and was advantageous to the Registrant's plans to concentrate the resources of the Registrant in infrastructure projects in China in connection with the Registrant's recent acquisition.

   As of December 31, 1996, the Company had the following subsidiaries:

     Westronix Limited ("Westronix") - a holding company incorporated in the British Virgin Islands.

     China Construction Holdings Limited ("China Construction") - a company incorporated in Hong Kong and formally known as China Construction International Group Limited.

     Hangzhou Zhongche Huantong Development Co., Ltd. ("HZHD"), a Sino-foreign equity joint venture located in Hangzhou, Zhejiang Province, China.

     The Company holds a 100% interest in Westronix. Westronix holds a 100% interest in China Construction which in turn holds a 51% interest in HZHD.

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
             -----------------------------
             |   Hangzhou Zhongche       |
             |   Huantong Development Co.|
             |   Ltd. (PRC)              |
             -----------------------------

ITEM 1 - DESCRIPTION OF THE BUSINESS OF REGISTRANT PRIOR TO FEBRUARY 19,
1996

GENERAL
-------

   The following discussion is intended to describe the business of the Registrant during the twelve (12) month period ending December 31, 1995 and the period from December 31, 1995 to February 19, 1996.

RECENT FINANCIAL PERFORMANCE AND SIGNIFICANT EVENTS

   During the Second Quarter of 1995, the Registrant sold equipment pertaining to a certain product line. The sale resulted in a gain of $300,000.

   On December 18, 1995 a conditional Joint Venture Agreement between Mardec Berhad, a company incorporated in Malaysia, and the Registrant was consummated. Subject to various conditions and approvals, specific machinery and equipment and technical knowledge of the Registrant, will be transferred to Malaysia. The Joint Venture is to manufacture products for the international oil and gas industry. The Registrant's 49% equity interest was contributed in the form of an agreed upon value for the transfer of machinery and equipment and technology. This joint venture interest was transferred to New Regal as part of the February 19, 1996 sale of assets.

   The 1995 net income of $28,000 is an increase of $560,000 from 1994 net loss of $532,000. This favorable outcome was primarily the result of a $500,000 decrease in revenue and a gain on the sale of assets of $345,000. Revenues in 1995 were $7,591,000 as compared to $7,091,000 in 1994.

   In 1992 the Registrant entered into a financing agreement which provided for advances on selected accounts receivable. The balance outstanding at December 31, 1995 was $175,000 as compared to $283,000 at December 31, 1994. In December, 1995 the Registrant entered into a new financing arrangement, funded in January, 1996, to replace the existing facility. The new Agreement provides for financing on both accounts receivable and inventory. This financing arrangement was assumed by New Regal.

PRODUCTS AND MARKETS

   The Registrant's primary business was the manufacturing and sale of oilfield and marine rubber products. The Registrant also provided safety services for oilfield drilling, production and workover activities.

   The oilfield rubber products primarily consisted of drill pipe protectors, swab cups, and replacement elements for blow-out preventers ("BOP") for use in onshore and offshore drilling and production activities. The marine rubber products group mainly includes shock absorbers and contact surfaces for use in bumper systems on offshore oil and gas platforms.

   Total operating revenues were as follows:

                          Operating Revenues        As a % of Continuing
                              In Thousands           Operating Revenues
                           1995        1994        1995        1994
                           ----        ----        ----        ----
OILFIELD, MARINE AND
CUSTOM MOLDED PRODUCTS

   Oilfield Products     $5,793      $5,129       76.3%       72.3%
   Marne Products           967         937       12.7        13.3
   Custom Molded Products   341         307        4.5         4.3
                            ---         ---        ---         ---

          Total           7,101       6,373       93.5        89.0

ENERGY SERVICES

   Safety Services          490         718        6.5        10.1

Total Operating Revenues $7,591      $7,091      100.0%      100.0%
                         ------      ------      ------      ------

OILFIELD RUBBER PRODUCTS:
-------------------------

   The Registrant produced and sold several lines of products for the oil and gas industry that historically have been its major source of revenue. This product group served two primary markets: (1) exploration and development drilling and (2) well completion, production and servicing. Both markets include onshore and offshore activities.

   The following is a summary description of the Registrant's major oilfield rubber products:

   DRILL PIPE PROTECTORS - Expendable collars attached to the drill pipe string during drilling to protect the drill pipe and casing string against severe wear as the drill pipe rotates within the casing. Drill pipe protectors are particularly desirable for wells requiring more than twenty days of drilling through casing, directionally drilled wells (such as those drilled from offshore platforms) and wells with directional problems.

   BLOWOUT PREVENTER REPLACEMENT ELEMENTS - A BOP is a heavy metal valve system that permits a well to be shut-off in an emergency during drilling or servicing of the well. The rubber elements of a BOP play a critical part in its performance. As a result of frequent testing and closing during normal drilling or well servicing operations, BOP rubber parts are subject to deterioration and require frequent replacement.

   SWAB CUPS - Swab cups are used to remove fluids from wells, to test production rates or to cause a well to flow naturally. Generally, swabbing is accomplished by attaching the swab cup to a metal connector which is then lowered on a cable into the well by a servicing rig. As the cable is withdrawn, the swab cup lifts the fluids and other substances to the surface. Swabbing a new well removes completion fluids left in the hole while old wells treated with remedial fluids are swabbed to clean out the wells. The life of a swab cup is relatively unpredictable depending largely upon downhole conditions in the well. Ordinarily, swab cups must be replaced after a few swabbing runs.

   The Registrant produced a broad line of swab cups to fit various tubing and casing sizes and for a variety of downhole conditions including sandy fluids and high water content.

   OTHER OILFIELD PRODUCTS - The Registrant also manufactured and sold: (1) rod and tubing stripper rubbers used to control well pressures while circulating during well servicing; (2) oil saver rubbers, which are replacement items used on wireline strippers to clean fluids from the wirelines being removed from the well during servicing; (3) pipe wipers, which are circular elements used to remove drilling mud, oil and other fluids from tubing and drill pipe as they are removed from the well; (4) rod and tubing guides, which enhance pump efficiency and reduce sucker rod and tubing wear in producing wells; (5) control line protectors, to protect cables that go "downhole" into the well; and (6) pulsation dampener bladders, that are used in equipment designed to minimize the effects of pressure changes.

MARINE RUBBER PRODUCTS:
-----------------------

   The Registrant manufactured and sold barge bumpers and shock-mounted boat landings used to protect offshore platforms from the combined effects of wave forces and service vessel impacts. These products, more particularly described below, are available as complete systems, as individual shock absorbing components for new platforms or as retrofit systems for existing platforms.

   REGAL DEFENDER SYSTEM - The Regal DEFENDER is a patented bumper system consisting primarily of two shock cells with eccentric bumper rings attached to a steel contact surface. When installed on an offshore drilling or production platform, this system provides omnidirectional shock absorption that protects the platform and service vessels. The Registrant's DEFENDER System provides substantially greater protection than rubber bumpers or similar devices frequently used on offshore platforms. Available as a standard product in a number of different design configurations, the DEFENDER System can be individually adjusted to suit each specific platform application. Individual DEFENDER System components are also sold for use on offshore platforms. DEFENDER is a registered trademark of the Registrant.

ENERGY SERVICES:
----------------

   Bell Energy Services provides H2S Safety Services. H2S Safety Services are primarily utilized during drilling and workover operations of oil and gas wells in known "sour gas" locations or zones. Equipment is made available for the detection of and protection from the adverse consequences of these harmful gases.

MANUFACTURING AND QUALITY CONTROL
---------------------------------

   A central element of the Registrant's competitive strategy in oilfield and marine rubber products was a highly integrated manufacturing operation which enables the Registrant to maintain quality standards over each step of its production process. The process begins with the blending of unvulcanized natural or synthetic rubbers, reinforcing agents and curing agents. The Registrant blends the rubber compounds used in each product and over the years has developed substantial experience in creating compounds with specific performance characteristics. After blending, the rubber is extruded and sized for the specific product. The extruded rubber and any necessary metal parts are then placed in a mold and a press, subjecting the rubber to heat and pressure that vulcanizes and bonds it to the metal. Metal components used in marine products are generally fabricated by the Registrant.

   The Registrant exercised quality control over each step of the production process. A sample of each batch of rubber compounds was tested to assure acceptability. Each product was put under numerous quality control checks during extrusion and molding. Finished products were subjected to further testing. Some products were sampled and underwent simple functional tests, while others were individually tested for performance. The Registrant achieved International Standards Organization (ISO) 9001 certification through Lloyd's Register Quality Assurance, Ltd. on March 1, 1995. The Quality Management System was applicable to the design, development, manufacture and distribution of rubber products and ancillary metal products for oilfield, offshore, marine and customized applications.

RAW MATERIALS
-------------

   Significant raw materials used by the Registrant were natural and synthetic rubber and metal stock. Natural rubber used by the Registrant, produced primarily in Malaysia, was purchased through import brokers and was readily available. Synthetic rubber, metal inserts, and metal stock were available from a number of suppliers in the United States.

PATENTS
-------

   Many of the Registrant's oilfield and marine rubber products were proprietary products, several of which are covered by patents. In the opinion of management, no single patent was essential to the Registrant's operations and the loss or invalidity of a single patent would not have a material adverse effect on the business or financial condition of the Registrant.

SALES AND DISTRIBUTION
----------------------

   The Registrant marketed its products and services, both domestically and internationally, through a network of sales representatives and agents. In addition to its sales headquarters located in Corsicana, Texas, the Registrant maintained a sales office in Houston, Texas and was represented worldwide in all major oil and gas producing areas. Export sales totaled $2.1 million in 1995, and $1.5 million in 1994.

EMPLOYEES
---------

   At February 19, 1996, the Registrant employed 87 persons. The Registrant was a party to a three-year contract executed on May 21, 1993 with the Registrant's 50 plant workers who are represented by the United Rubber, Cork, Linoleum and Plastic Workers of America. The Registrant had not experienced a strike in the last 15 years and believes that management has good relations with all of the Registrant's employees and the Union. Most of the employees have joined New Regal.

BACKLOG
-------

   Backlog at December 31, 1995 totaled $131,000, consisting of $1,000 for oilfield rubber products, $128,000 for marine products, and $2,000 for contract molding products. At December 31, 1994 backlog totaled $155,000 consisting of $18,000 for oilfield rubber products, $129,000 for marine rubber products, and $8,000 for contract molding products. All backlog orders were expected to be completed before December 1996 and all orders were transferred to New Regal.

OPERATING RISKS AND INSURANCE
-----------------------------

   The Registrant's products and oilfield services were used in drilling, workover, and production operations. These operations are subject to inherent risks such as blow-outs and other oilfield hazards, any of which can cause personal injury and loss of life, damage or destroy equipment, suspend production operations, or cause damage to property of others.

   The Registrant maintained public liability, product liability, property damage, workers' compensation insurance, and occupational accident and liability policies.

BUSINESS OF REGISTRANT AFTER FEBRUARY 19, 1996

   After February 19, 1996 the Registrant owned, as its sole asset, all the issued and outstanding capital stock of Acewin, a company which owned all the outstanding capital stock of CMHL.

CMHL was the holder of a 55% interest in Wuxi CSI. Wuxi CSI was the only operating subsidiary of the Registrant. Wuxi CSI, established in September 21, 1993, was a Sino-foreign joint venture in the Peoples Republic of China ("PRC") between CMHL and Wuxi Vibration Isolator Factory. Wuxi Vibration Isolator Factory, built in 1960, is a National Grade II Enterprise (the National Grade System grades all factories in terms of size, profitability, sales, productivity and excellence in products; there are only a few Grade I Enterprises in each province). Wuxi CSI, a primary supplier to domestically produced Volkswagens, Peugeots and Audis and has developed close ties to China's burgeoning automobile industry.

   Wuxi CSI, with registered capital of $8.0 million, occupies 39,540 square meters of land, including a building area of 45,504 square meters and workshop area of 37,232 square meters.

   The factory is situated in Wuxi City which is located in Southern Jiangsu Province, at the center of the "golden delta" of the Yangtze River, bordering Suzhou in the East and the Hangzhou in the West. It is 128 km. apart from Shanghai; 183 km. from Nangjing and 40 km. away from the natural port of Zhangjiagang. The urban area around Wuxi City covers 397 square km. with a population of 0.928 million. Wuxi City has become a major international open-port city at the mouth of the Yangtze River.

BUSINESS OF WUXI CSI VIBRATION ISOLATOR
---------------------------------------

   Wuxi CSI was engaged in the manufacture and sale of vibration isolators, rubber damping materials, stainless steel bellows expansion joint and similar products, which were primarily sold within China. Its primary customer base was in Shanghai, although the distribution of its sales was regional. Being located only 128 km. from Shanghai where three (3) of the largest automobile manufacturers in China produce over 50% of the entire automobile market of the PRC, Wuxi CSI supplied approximately 70%-100% of each of these three (3) factory's demand. These factories were producers of the domestically produced Volkswagens, Peugeots and Audis. Over 70% of Wuxi CSI's total sales were to Shanghai Volkswagen.


WUXI CSI SALES FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
-------------------------------------------------------------

   Sales increased by 49% to Rmb 108.41 million in 1995 from Rmb 72.57 million in 1994 (See Table 1 - Sales Analysis). This increase was principally attributable to substantial increases in unit sales of vibration isolators to the manufacturer of Santana Volkswagen and Audi automobiles.

TABLE 1 SALES ANALYSIS
(Rmb in thousands)


                                 1994        1995        % Change
                                ----        ----         -------

    Sales                      72,570     108,408           49%
    Gross Profit               26,357      43,623           66%
    Operating income (1)       12,184      27,981          130%
    Net income                  7,531      16,871          124%
-------------------------

(1) Operating income means income before minority interest, income tax, net interest expense and other income.

PRODUCTS AND MARKETS
--------------------

   Wuxi CSI produces a complete range of the following products under the brand name "Xizhen" (See Table 2 - Sales by Units).

(1)   RUBBER-METAL VIBRATION ISOLATORS
      Minimizes harmful vibrations and noise. Widely utilized in automobiles, ships, trains and heavy machinery.

(2)   METAL BELLOWS
      Widely used in the shipbuilding, petroleum, chemical, industry, railway, construction, electric power and nuclear industries.

(3)   BITUMEN DAMPING MATERIALS
      Reduces vibration and noise from mechanical equipment installed in automobiles, refrigerators, fans and machinery.

TABLE 2 SALES BY UNITS

Type of Vibration Isolator         1994      1995      % Change      Market
--------------------------         ----      ----      --------      ------
-General Vehicle Vibration
 Isolator                         388,007    353,774      -8.8%        Auto

-Santana (Volkswagen)           1,795,260  3,133,754      74.6%        Auto

-Audi                              97,833    161,992      65.6%        Auto

-Damping Materials and Damp-
  ing Materials with fabrics    1,511,007  4,691,384     210.0%        Auto

Others                            285,032    253,631     -11.0%        Auto

   Approximately 74% of Wuxi CSI's total sales in 1995 were made to Shanghai Volkswagen. Shanghai Volkswagen manufactures the "Santana". Compared to the Shanghai region, sales to other regions were relatively small. Sales to Jilin and Jiangsu come in second and third place but only accounted for 5.4% and 3.5% of total sales, respectively. (See Table 3 Geographical Sales Distribution).

TABLE 3 GEOGRAPHICAL SALES DISTRIBUTION - 1995

Region         % of total sales
-------        ----------------
Shanghai            74.1
Jilin                5.4
Jiangsu              3.5
Guangdong            0.2
Sichuan              0.1
Jiangxi              0.8
Shandong             1.3
Others(1)           14.6
---------           ----
Total              100.0%

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

   Among the leaders, First Auto Works saw production increase 8% to 202,197 units; Shanghai-Volkswagen (Santana) output topped 160,000 units, a 39% rise; Beijing Automobile Industry Corp. production hit 161,418 - including 50,058 at Beijing Jeep, a 19% hike from 1994 levels. Dongfeng production, at 141,228, was down 15% from 166,247. Dongfeng built less than 4,000 Citroen ZX-based Fukang cars. Tianjin production, at 130,848, was up 6.8%.

   Most industry forecasts call for Chinese vehicle production to finish among 1.6 million and 1.7 million units in 1996. The industry is highly fragmented, with more than 130 manufacturers. Some are state-owned giants, but many are garage-sized operations that turn out only a dozen cars a year, each one different. In 1994, the U.S. market for passenger cars was 8.9 million vehicles, behind Western Europe with 11.9 million. In contrast, China, with more than four times the population of the U.S., had a passenger car market of approximately 300,000 vehicles.

   The Chinese government has indicated it wants to consolidate the industry into three or four large-scale operations, together with a few niche players, that can survive on a supply of locally produced parts and are efficient enough to compete in export markets. It hopes to achieve this ambitious goal in the coming 10 years. Given this mandate, it is anticipated that several years of consolidation are likely as the industry's weaker players go bankrupt and the survivors scramble to fortify their positions.

   Regardless of the anticipated consolidation, China's motor vehicle production is expected to accelerate since the automobile industry has been designated as a "pillar" industry in China. On a go forward basis, industry experts expect growth to moderate but remain strong, registering a Compound Annual Growth Rate ("CAGR") of 7% for the 1995-2000 period, with unit sales volume surpassing 2.1 million vehicles Per annum by the turn of the century

DEMAND AND SALES

   The principal buyers of motor vehicles in the PRC are government entities, state-owned enterprises, collective enterprises, private companies and enterprises with foreign investment. Individuals currently account for only a small number of vehicle purchases.

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

Companies               1994        1995
-----------             ----        ----
First Auto             15.10%      14.10%
Beijing Auto           11.30%      11.20%
Shanghai - VW           9.60%      11.20%
Dongfeng               13.80%       9.80%
Tianjin                10.20%       9.10%
Nanjing                 6.10%       5.60%
Jinbei                  1.60%       0.10%
Other

Source:  Automotive Industry of China

TABLE 5 PASSENGER CAR MARKET SHARE BY MAKE AND MODEL, 1994

VW  Santana                 51%
Daihatsu Charade            26%
Audi 100                     9%
Suzuki Alto                  4%
Citroen ZX                   4%
VW Jetta                     3%
                           ----
Peugeot 505                100%

Source: Automotive Industry of China

RAW MATERIALS
-------------

   Wuxi CSI's raw materials mainly consisted of natural/synthetic rubber, steel and semi-finished goods. Semi-finished goods accounted for approximately 72% of total raw materials cost in 1995 and raw materials represented approximately 80% of total manufacturing cost in 1995. As indicated below, prices of natural/synthetic rubber and steel increased in 1994 and 1995. However, the prices of semi-finished goods maintained a fairly stable level during 1994 and 1995, because Wuxi CSI was able to set the purchase price for such goods with suppliers at the beginning of the year. Prices of semi-finished goods were determined by negotiations between Wuxi CSI and suppliers. Due to its status as a primary buyer to these suppliers, Wuxi CSI was able to negotiate favorable prices and terms. Wuxi CSI also used to purchase semi-finished goods from its related company - Jieda Vibration Isolator Factory. Prices of these goods were relatively stable partly because of established long-term cooperation relationship between the two companies. In addition, Jieda was selling 95% of its products to Wuxi CSI (See Table 6).

TABLE 6 TABLE OF RAW MATERIAL COSTS:
(Rmb in thousands)


                                1994                         1995
                                ----                          ----
                         Average                     Average
Input material        cost per ton   Total cost    cost per ton   Total cost
----------------      ------------   ----------    ------------   ----------
1)  Natural and
synthetic rubber          19.0          6,250           21.5         9,300

2)  Steel                  4.9          1,490            6.8         2,480

3)  Semi-finished                      29,780                       36,940

4)  Others                              1,290                        2,340
                                        -----                        -----

Total                                  38,810                       51,060

   Wuxi CSI sourced all of its raw materials domestically in China from the following suppliers: China Shipbuilding Industrial Material Corp., Shanghai Baoshan Iron and Steel Corp., Shanghai No. 5 Iron and Steel Factory, Henan Wuyian Iron and Steel Factory. Imported raw material was sourced by Wuxi CSI from local import-export companies. According to a raw material cost analysis from Wuxi CSI, the cost per ton of chemicals increased by 13% in 1995. The company raised its selling price of vibration isolators for Santana accordingly, therefore the negative impact of cost increases in these major raw materials was offset by higher selling price.

   Almost 100% of the rubber used in production was imported material acquired from a local chemical company in Wuxi, while steel is supplied domestically. The Company's purchasing department was continuously searching the market for quality materials at the best price and terms. Shortages of raw materials rarely occurred in the Company.

MANAGEMENT AND EMPLOYEES
------------------------

   The management of Wuxi CSI consisted of a seven (7) member Board of Directors consisting of four (4) directors appointed by CMHL and three (3) directors appointed by Wuxi Vibration Isolator Factory. Day-to-day management was conducted by a committee headed by a General Manager. The General Manager's management team consisted of a Deputy General Manager, a Chief Engineer and a Chief Accountant. Mr. Shi Le Yi is the General Manager of Wuxi CSI.

   As of December 1995, Wuxi CSI had approximately 800 employees, 76% of whom were production workers, 11% of whom were managerial staff and 13% of whom were engineering and technical staff. In general, Wuxi CSI had entered into employment contracts with its workers, with wages to be decided annually by the enterprise's Board of Directors in accordance with applicable Chinese regulations governing the labor management of Sino-foreign equity joint venture enterprises. The total cost of Wuxi CSI salaries was approximately 8.7% of total production costs in 1995.

   The average annual cash compensation for employees of Wuxi CSI employees in 1995 was approximately Rmb 12,000 ($1,442). Salaries and wages of employees increase 20-30% every year, while the inflation rate remains around 15-20%. Trade Unions fees accounted for 2% of total salaries and wages. In addition to cash compensation, employer-funded benefits included pension funds, free meals and medical costs. Wuxi CSI maintained a bonus program based on its production volume and profit.

   All employees of Wuxi CSI, including members of senior management, were members of a trade union. Wuxi CSI had not suffered from strikes or other significant labor disputes and believes it had a good relationship with all of its employees and unions.

COMPETITION
-----------

   Wuxi CSI competed based upon the following factors:

   VARIETY OF PRODUCTS. Wuxi CSI produced 19 models of vibration isolators; 24 models of damping materials, 8 models of bitumen damping materials and over 50 models of metal bellows (metal bellows are made in small batches and low volumes).

   The products of its competitors in the PRC were relatively homogeneous and less efficient in being able to meet changing demand from customers.

   QUALITY AND TECHNOLOGICAL ADVANCEMENT. Products of Wuxi CSI were made with the support of advanced technologies and machinery imported such as testing instruments from West Germany, U.S.A. and injection machines from Taiwan.

   GUARANTEED SUPPLY OF COMPONENTS. Since Wuxi CSI also produced many of the components for its vibration isolator manufacturing, both the quality and stable supply of a significant portion of the components can be guaranteed. Because of its ability to produce components, Wuxi CSI was able to service orders of specified design products and small quantity orders of which the profit margin is higher. Moreover, such a self relationship reduced the production cost of Wuxi CSI's final output and, in turn, increases the competition of Wuxi CSI's products.

   LOW PRODUCTION COSTS. Vibration isolator manufacturing was a labor intensive industry which gives low wage countries such as the PRC a significant advantage. In addition, Wuxi CSI was a Sino-foreign joint venture that enjoyed special benefits of tax exemption during the first three years of operation and a 50% reduction in tax rate for the following two years of operation.

   FLEXIBILITY. Wuxi CSI's sales were customized for customers. This increased the popularity and flexibility of Wuxi CSI's products because the product was made according to customers' requests. Such a demand driven sales policy reduces the risk of producing unwanted products.

   Wuxi CSI's primary competitors were Ninghai Dipu Co., Nanjing Vibration Isolator Factory and Shenyang Vibration Isolator Factory.

   There were no direct foreign competitors due to high import tariffs of 40% on vibration isolator products.

   Other competitors included Chengdu Auto Shock Absorber Manufacturer, Dongfeng Automotive Drive Shaft Manufacturer, Dongfeng Automotive Powered Metal Parts Manufacturer, Guangdong National Fengshun Shock Absorber Manufacturer, Hangzhou Founding Traffic Parts Co., Ltd., Jiangzhi Auto Shock Absorber Manufacturer, Shandong Heze Auto Accessories Manufacturer, Shanghai Auto Chassis Manufacturer, Shenyang Auto Shock Absorber General Manufacturer Sichuan, Chuannan Shock Absorber Co., Ltd., and Tianjin Auto Shock Absorber Manufacturer.

RESEARCH & DEVELOPMENT
----------------------

   The Wuxi CSI factory emphasized technical improvements. During the period of the seventh five year plan (1986-1989), the factory spent about Rmb 20 million to install a state of the art damping material production line from West Germany. This damping material production line produces the automobile products and noise-reducing products.

   During the eighth five year plan (1991-1995), the factory invested Rmb 30 million to upgrade its vulcanization workshop and to introduce from abroad advanced testing instruments and production equipment.

   The Research and Development Department, headed by the Chief Engineer, had over 30 engineering technicians. This department was responsible for developing and testing new products to keep the company on a competitive edge in the vibration isolator market.

   During the ninth five year plan (1996-2000), Wuxi CSI intended to invest Rmb 190 million in technical advancements with anticipated results of increasing manufacturing twofold by 1997.

   Funds used in research and development activities each year account for approximately 1 to 2% of annual sales.

INSURANCE
---------

   Wuxi CSI maintained insurance coverage with the Pacific Insurance Company, covering its assets in the amount of approximately Rmb 118.7 million. Wuxi CSI paid a premium of approximately Rmb 200,000 each year.

DISTRIBUTIONS FROM WUXI CSI
---------------------------

   Applicable Chinese laws and regulations require that, before a Sino-foreign equity joint venture enterprise (such as each Operating Subsidiary) distributes profits to investors, it must: (I) satisfy all tax liabilities;
(2) provide for losses in previous years; and (3) make allocations, in proportions determined at the sole discretion of the Board of Directors, to a general reserve fund, an enterprise expansion fund and a staff welfare and employee bonus fund. For 1995 and 1994, Wuxi CSI contributed 15% and 10%, respectively, of after-tax profits as determined under Chinese accounting principles for such purposes. Distributions of profits by the Wuxi CSI to the Registrant and its other equity investors were required to be in proportion to each party's investment in the joint venture. To date, the Registrant and the Chinese joint venture partners plan to re-invest their respective share of the retained earnings in Wuxi CSI as additional paid-in capital. This arrangement was subject to approvals from the relevant government authorities.
                                      18

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

   FOREIGN CURRENCY EXCHANGE. Prior to January 1, 1994, all foreign exchange transactions involving Renminbi ("Rmb") in the PRC had to take place either through authorized financial institutions at the official exchange rate set by the State Administration of Exchange Control ("SAEC"), the PRC Government department responsible for foreign exchange administration or at local swap centers at exchange rates largely determined by supply and demand. However, transaction, effected through swap centers still required the prior approval of the SAEC.

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

   Currently, foreign investment enterprises ("FIE") in the PRC (including Sino-foreign equity and co-operative joint ventures) are required to apply to the local bureau of the SAEC for "foreign exchange registration certificates for foreign investment enterprises". With such foreign exchange registration certificates (which are annually reviewed by the local bureau of the SAEC) or with the foreign exchange sales notice from the local bureau of the SAEC, FIEs may enter into foreign exchange transactions at the swap center, or in the future, through the unified market when all swap centers are connected to CFETC. On January 29, 1996, the State Council promulgated the regulations of the People's Republic of China Regarding Foreign Exchange Control (the "Regulations") which came into effect on April 1, 1996. Pursuant to the Regulations, conversion of RMB into foreign exchange for the use of recurring items, including the distribution of dividends and profits to foreign investors of joint ventures, is permissible. FIEs are permitted to remit its foreign exchange from its foreign exchange bank account in the PRC on the basis of the relevant joint venture contracts, the board resolution declaring the distribution of payment of the dividend, etc. Conversion of RMB into foreign exchange for capital items, such as direct investment, loans, security investment are still under control.
                                      19

   In general, currently there are no restrictions on repatriation of earnings. Earnings paid out in foreign currency are free of any restrictions, however, earnings in Rmb must be converted into foreign currency before the actual repatriation can take place. Prior to January 1, 1994 Rmb that were earned within the PRC were not freely convertible into foreign currencies except with government permission, at rates determined in place at swap centers, where the exchange rates often differed substantially from the official rates quoted by the People's Bank of China. On January 1, 1994, the People's Bank of China introduced a managed floating exchange rate system based on the market supply and demand and proposed to establish a unified foreign exchange, inter-bank market among designated banks. As a result of the unitary exchange rate system introduced on January 1, 1994, the official bank exchange rate for conversion of Rmb to U.S. dollar experienced a devaluation of approximately 50%. In place of the official rate and the swap center rate, the People's Bank of China publishes a daily exchange rate for Rmb based on the previous day's dealings in the inter-bank market. It is expected that swap centers will be phased out in due course. However, the unification of exchange rates does not imply full convertibility of Rmb into US Dollars or other foreign currencies. Payment for imported materials and remittance of earnings outside of China are subject to the availability of foreign currency which, is dependent on the foreign currency denominated earnings of the entity or allocated to the Company by the government at official exchange rates or otherwise arranged through a swap center with government approval. Approval for exchange at the exchange center is granted to enterprises in China for valid reasons such as purchases of imported goods and remittance of earnings. While conversion of Rmb into US Dollars or other foreign currencies can generally be effected at the exchange center, there is no guarantee that it can be effected at all times.

   The exchange rate between the Renminbi and the U.S. Dollar as quoted by the Bank of China ranged between Rmb 8.44 and Rmb 8.33 to $1.00 in 1995.

   The following table sets forth certain information providing the fluctuation of the exchange rates between Renminbi ("Rmb") and U.S. dollars for the periods indicated:

                            Noon Buying Rate (1)
Period      Period End (2)      Average (2)(3)      High (2)      Low (2)
----------------------------------------------------------------------------
1991        5.4478              5.3343              5.4478        5.2352
1992        5.7662              5.5214              5.9007        5.4124
1993        5.8145              5.7769              5.8245        5.7076
1994        8.4662              8.6303              8.7409        8.4662
1995        8.3374              8.3685              8.4584        8.3203
1996        8.2982              8.3139              8.3338        8.2970

Source: Federal Reserve Bank of New York

(1) The Noon Buying Rate did not differ significantly from the Official Rate prior to January 1, 1994, the date on which the Official Rate was abolished. Prior to the adoption of the PBOC Rate, there was significant variation between the Official Rate and the rates obtainable at Swap Centers, such as the Shanghai Swap Center. After January 1, 1994, there have not been significant differences between the Noon Buying Rate, the PBOC Rate and the Shanghai Swap Center Rate.
(2)    Rmb per US dollar
(3) Determined by averaging the rates on the last business day of each month.

   The Company recognizes that there is always a risk associated with the convertibility of Rmb. However, based upon the Company's past experience in that area, it believes that such risk is insignificant. Since its economic reform in 1978, China adopted a prudent monetary policy geared to strengthen its currency in international exchange markets. China has presently a comfortable current account and its foreign exchange reserve well exceeds its foreign currency debts [source: People's Bank of China ]. Based upon the above facts, the Company does not believe that it is necessary to take steps to mitigate such inconvertibility risk.

   Due to no existing market of currency SWAP contracts, the Company has not been able to hedge foreign currency risks for its net investment.
Nevertheless, the Company has adopted an informal policy of financing as much as possible in Rmb within the PRC.

   LEGAL SYSTEM. Since 1979, many laws and regulations dealing with economic matters in general and foreign investment in particular have been promulgated in China.. The Chinese Constitution, adopted in 1989, authorizes foreign investment, and guarantees the "lawful rights and interests" of foreign investors in China. The trend of legislation over the past twelve years has significantly enhanced the protection afforded foreign investment and allowed for more active control by foreign parties of foreign investment enterprises in China.

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

   Wuxi CSI's activities in China may be subject, in some cases, to administrative review and approval by various national, provincial and municipal authorities of the Chinese government. While China has promulgated an administrative procedural law permitting redress to the courts with respect to certain administrative actions, this law appears to be largely untested in its context.

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

GOVERNANCE, OPERATIONS AND DISCUSSION
-------------------------------------

   Governance, operations and dissolution of a Sino-foreign equity joint venture enterprise are governed by the Equity Joint Venture Law and by the parties' joint venture contract and the joint venture's articles of association. Pursuant to the joint venture contracts and articles of association of Wuxi CSI, Wuxi CSI has a 50-year term and is governed by a Board of Directors consisting of seven members appointed for 4-year terms. CMHL appoints four directors, including the chairman, to Wuxi CSI, while the Chinese joint venture partner appoints the remaining three directors, including the Vice Chairman.

   The Board of Directors of Wuxi CSI exercised authority by majority vote over major corporate decisions, including the appointment of officers, strategic planning, budgeting, employee compensation and welfare and distribution of after-tax profits. Management of Wuxi CSI was conducted by a management committee headed by a General Manager and one or two Deputy General Managers, who act on behalf of Wuxi CSI pursuant to the direction and guidance of its Board of Directors.

   Pursuant to relevant Chinese Law, certain major actions of Wuxi CSI require unanimous approval by all the directors present at the meeting called to decide upon the following actions: amendments to its contract and articles of association; increases in, or assignment of, the registered capital of the joint venture; a merger of the joint venture with another entity; or dissolution of the enterprise.

   Wuxi CSI is subject to the Sino-foreign Equity Joint Venture Enterprise Labor Management Regulations. In compliance with these regulations, the management may hire and discharge employees and make other determinations with respect to wages, welfare, insurance and discipline of its employees.

   As set forth in the joint venture contract of Wuxi CSI, applicable Chinese laws and regulations provide that after payment of taxes, provision for losses of prior years and contribution to special funds for enterprise expansion, employee welfare, bonuses and a general reserve fund, the profits of Wuxi CSI are available for distribution to the Company and the Chinese joint venture partner in proportion to their respective shareholdings. The amount of after-tax profits allocated to the special funds is determined at the discretion of Wuxi CSI on a yearly basis. For 1995, the Board of Directors of Wuxi CSI designated that total amounts equal to 15% of after tax profits be allocated to the special funds.

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

NEW TAX REGULATIONS
-------------------

   Under new tax regulations which came into effect from January 1, 1994, the Wuxi CSI was subject to value added tax ("VAT") which is the principal indirect tax in the PRC on the sale of tangible goods and the provision of certain services and has replaced the previous Industrial and Commercial Consolidated Tax ("ICCT") and Product Tax. The general VAT rate applicable to the PRC Operating Subsidiaries is 17.0%.

             BUSINESS OF REGISTRANT AFTER SEPTEMBER 10, 1996

   On September 10, 1996 the Registrant acquired, as its sole asset, all the issued and outstanding capital stock of Westronix Limited, a company which owns all the outstanding capital stock of China Construction Holdings Limited ("China Construction"). China Construction is a holder of a 51% interest in Hangzhou Zhongche Huantong Development Co., Ltd. ("HZHD"). HZHD is the only operating subsidiary of the Registrant. HZHD established on June 23, 1993, is a Sino-foreign joint venture in China between CCHL and its Chinese partner, Hangzhou City Transportation Development Company.

   HZHD has been established to develop the construction project called "Hangzhou Ring Road". The Hangzhou Ring Road is designed to direct the congested traffic both inside and outside the city of Hangzhou. The city of Hangzhou, which covers an area of approximately 16,000 square kilometers and has a population of approximately 5.6 million, is the capital of Zhejiang Province in China. The city is located about 150 kilometers from Shanghai and has experienced rapid growth in its light manufacturing industry in recent years, most notably in electronic instruments, refined chemicals, machinery and electrical appliances.

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

   The Hangzhou Ring Road was approved as a priority project by the Hangzhou Municipal Planning Committee in 1992. HZHD has registered capital of RMB200 million and total investment of RMB600 million. The Chinese partner contributed RMB98 million by injecting the existing Class 2 toll road, and China Construction contributed RMB102 million in cash. The principal asset of HZHD is its 100% interest in a 30-year joint venture consisting of the Hangzhou Ring Road, a three-section toll road surrounding the city of Hangzhou, which is expected to be fully completed by the end of 1997. Two of the three sections of the road were already completed by the end of 1996.

   When Hangzhou Ring Road is fully completed, it will be 38.2 km long and comprised of:

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

-25.0 km of Class 1 construction (6km of four-lane wide single carriageway with slow lanes and 19km of dual two-lanes with hard shoulders for emergency) including 21 bridges and three grade-separated junctions. The implementation of this section of the toll road consists of two phases:
Northwest section (Xiangfuqiao to Liuxai, 13.7 km) which was completed in December, 1996 and West section (Liuxai to Lingjiaqiao, 11.3 km), which is under construction and is expected to be completed by the end of fiscal 1997. This section encompasses extensive bridge works including:

*  river crossing bridges
*  bridges for road interchanges
*  underpasses and underground crossings for pedestrians and vehicles

   The section of the road from Jichang Road to Xiangfuqiao is now in operation and has been generating revenues from toll collection from the toll plazas at Xiangfuqiao. The section from Xiangfuqiao to Liuxai was completed in 1996 and obtained approval from the government to collect tolls starting from March 1997. The section from Liuxai to Lingjiaqiao is expected to be completed by the end of 1997. Upon full completion, toll plazas are expected to operate at Xiangfuqiao (already in operation), Liuxai and Lingjiaqiao.

   The toll plazas are currently utilizing electronic surveillance systems along with computerized toll collection systems and the manual collection of tolls. The government of Zhejiang Province approved a toll increase of 100% for the newly completed second phase of the Hangzhou Ring Road, effective from March 1, 1997.

Overview of Transportation Infrastructure in China
---------------------------------------------------

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

   The first period was between 1949 and 1957, when emphasis was put on filling in the main arteries of the country. The second period, 1958-1980, experienced a rapid popularization of highways throughout the country. During this period highway mileage increased from 254,600 kilometers to 888,000 kilometers, and 90 percent of all counties and townships were made accessible by roads.

   In the third period, which started in 1981, China is seeking the popularization of highways with improvements in road quality. Priority is now given to the latter. With high grade highways and expressways being built in the remotest areas, highway construction in China entered a period of rapid development.

Recent Developments

   Since the implementation of "reform and opening", along with the transition from a planned economy to a "socialist market economy", traffic between different cities and between urban and rural areas in China has increased. This has resulted in a sharp increase in demand for medium- and short-distance small-scale freight transport, a large increase in passenger flow and a steep rise in highway traffic. Many highways have actual traffic volumes of four to five times more than their designed capacity. Traffic congestion has become an outstanding bottleneck hindering economic development. To meet the need of rapid economic development, China's communication bureaus have shifted emphasis onto the economically developed regions where there are urgent traffic problems, constructing and renovating roads radiating from economic centers and coastal areas to neighboring and hinterland areas. At the same time, in line with the increase in traffic, highways connecting energy bases, harbors and large and medium-sized cities, tributary roads to railways, arteries connecting economic zones and important townships, tourist highways, and roads for poor areas transportation, are to be built or renovated. In addition, a certain number of expressways will be constructed according to necessity.

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

   Highways in China are no longer the cart roads of the old. They have become fully facilitated, with smooth surfaces and clear and neat traffic markings. Sichuan Province, which had very poor transportation, now has a complete transportation network. The expressway connecting Chengdu and Chongqing has reduced the time between the two cities to a little over three hours.

   Compared with the sharp increase in transportation volume, however, highway construction is still lagging behind. To solve this problem, the Chinese government has mapped out a long-term plan to improve the country's transportation network. The plan covers the construction of highways, waterway transportation network and related safety systems. According to the key highway construction projects in the plan, since 1990, construction has begun for 35,000 kilometers of highway network of 12 national arteries connecting Beijing and the provincial capitals, major cities, important communication hubs and key ports throughout the country to form a nationwide passageway for rapid transportation.

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

   These highway arteries will be composed mainly of expressways and grade-1 and grade-2 special roads,and will be well-equipped with complete safety, telecommunications and administration systems. With the help of modern traffic monitoring, all information relating to the traffic situation, accidents, road surface conditions and weather, will be fed back to a computer system in the traffic control center. Processed information will then be transmitted back and displayed on information panels erected along the roads.

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

   In general, the cement industry in China is competitive and supply shortages are rare. Since there is a lack of obvious product differentiation, manufacturers compete based primarily on price and timely delivery. Currently, there are approximately 7,700 cement plants in China, of which 67 are state-owned enterprises and are capable of producing high grade cement. The average annual output of these plants is approximately 660,000 tons. The production cost of cement in China varies with regions, ranging from RMB150 to RMB250 per ton. Fuel and electricity account for 40% of the total production cost, while labor accounts for only about 5% of the total production cost. Since 1993, the government has relaxed state control of cement prices and allowed cement prices to fluctuate according to market condition determined by demand and supply. The uneven distribution of resources and differences in the pace of economic development in different regions of China, result in the movement of cement prices. In the southeast coastal provinces and the Yangtze river valley, the average price is comparatively higher than the national level.

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

   The rate of growth in steel production in China also increased. This accelerated growth is primarily due to the fact that, under China's new economic policies, demand for steel as a raw material for various industries and for the building and rebuilding of China's infrastructure has increased substantially. Furthermore, with changes in the pricing system, profitability has improved and production capacity has increased accordingly.

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

   The Company believes that, despite competition, the need of China for further transportation infrastructure projects will continue to provide development opportunities for the Company that will yield satisfactory return.

Research and Development
------------------------

   The Company did not engage in any research and development activities with respect to its infrastructure project in fiscal 1996.

Distributions From HZHD
-----------------------

   Applicable Chinese laws and regulations require that, before a Sino-foreign equity joint venture enterprise (such as the Operating Subsidiary) distributes profits to investors, it must: (1) satisfy all tax liabilities;
(2) provide for losses in previous years; and (3) make allocations, in proportions determined at the sole discretion of the Board of Directors, to a general reserve fund, an enterprise expansion fund and a staff welfare and employee bonus fund. Since the establishment of HZHD joint venture, each year the Company generated profits. However, each year both joint venture partners have agreed to retain the profits within the joint venture.

Operating In China
------------------

   ECONOMIC POLICIES. General economic conditions in China could have a significant impact on the Company's Hangzhou Ring Road project. The economy of China differs in certain material respects from that of the United States, including its structure, level of development, capital reinvestment, growth rate, government involvement, resource allocation, rate of inflation and balance of payments position. Although the majority of China's productive assets are still owned by the state, the adoption of economic reform policies since 1978 has resulted in its' gradual reduction in the role of state economic plans, allocation of resources, pricing and management of such assets. The economic reform policies have increased emphasis on the utilization of market forces and rapid growth of the Chinese economy. The success of the Company's infrastructure project depends in part on the continued economic growth of China.

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

   Currently, foreign investment enterprises ("FIE") in China (including Sino-foreign equity and cooperative joint ventures) are required to apply to the local bureau of the SAEC for "foreign exchange registration certificates for foreign investment enterprises". With such foreign exchange registration certificates (which are annually reviewed by the local bureau of the SAEC)or with the foreign exchange sales notice from the local bureau of the SAEC, FIEs may enter into foreign exchange transactions at the swap center, or in the future, through the unified market when all swap centers are connected to CFETC. On January 29, 1996, the State Council promulgated the regulations of China Regarding Foreign Exchange Control (the "Regulations") which came into effect on April 1, 1996. Pursuant to the Regulations, conversion of RMB into foreign exchange for the use of recurring items, including the distribution of dividends and profits to foreign investors of joint ventures, is permissible. FIEs are permitted to remit its foreign exchange from its foreign exchange bank account in China on the basis of the relevant joint venture contracts and the board resolution declaring the distribution of payment of the dividend, etc. Conversion of RMB into foreign exchange for capital items, such as direct investment, loans, security investment are still under control.

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

Legal Structure of HZHD
-----------------------

   Hangzhou Zhongche Huantong Development Company, Ltd. was organized under Chinese law as a Sino-foreign equity joint venture enterprise, which is a distinct legal entity with limited liability. The term of HZHD joint venture is 30 years, after which time Hangzhou Ring Road, the only asset of the joint venture, will revert back to HZHD's Chinese partner. Such entities are governed by the Law of China on Joint Ventures Using Chinese and Foreign Investments and implementing regulations related thereto (the "Equity Joint Venture Law"). The parties to an equity joint venture have rights in the returns of the joint venture in proportion to the joint venture interests that they hold. The operations of equity joint ventures are subject to an extensive body of law governing such matters as formation, registration, capital contribution, capital distributions, accounting, taxation, foreign exchange, labor and liquidation. The transfer or increase of an interest in a Sino-foreign equity joint venture enterprise requires agreement among the parties to the venture and is effective upon the approval of relevant government agencies.

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

   Pursuant to relevant Chinese Law, certain major actions of HZHD require unanimous approval by all the directors present at a meeting called to decide upon the following actions: amendments to it's contract and articles of association; increases in, or assignment of, the registered capital of the joint venture; a merger of the joint venture with another entity; or dissolution of the enterprise.

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

Government Regulations
----------------------

   Any increase in toll rates proposed by HZHD is subject to approval by the Zhejiang Provincial Government and Hangzhou Municipal Government and City of Hangzhou Transportation Department. There are no assurances that such proposals will be approved by these government authorities. If such proposals are denied, toll revenues of HZHD may be affected.

   The government of Zhejiang Province has approved a toll increase of 100% for the newly completed second phase of Hangzhou Ring Road, effective from March 1, 1997.

Compliance with Environmental Laws
----------------------------------

   HZHD is not aware of any Chinese government environmental regulations which would have an adverse impact on the Company's operations.

ITEM 2. DESCRIPTION OF PROPERTIES OF THE REGISTRANT

   Prior to February, 1996, the Registrant's materially important physical properties were located in Corsicana, Midland and Odessa. The Corsicana, Texas facility was a 100,000 square feet manufacturing plant on 70 acres of land and was owned by the Registrant. The Midland, Texas facility was leased from a third party.

   The Registrant's land and equipment in Corsicana were pledged to secure various Registrant obligations . All land and equipment of the Registrant were transferred to New Regal. On August 31, 1996, the Registrant had no office or facility for U.S. operations, but rented a small office at its predecessor's facility in Corsicana, Texas.

   Wuxi CSI occupied a gross land area of 39,985 square meters in Wuxi City. The main production area for manufacturing vibration isolators consisted of 7 separate buildings encompassing approximately 17,178 square meters. The Research and Development department, laboratories and related technology departments were located in supplementary rooms in the main factory buildings.

   There were two three-story administrative buildings in the main manufacturing area. One building was occupied by the accounting department, management offices and production department. The other building was occupied by the personnel department, trade union and functions as a warehouse. The total floor area occupied by these two buildings was approximately 2,936 square meters.

   The City of Wuxi government has granted its approval to Wuxi Vibration Isolator Factory ("Wuxi Factory"), the Chinese joint venture partner of Wuxi CSI, to use the parcel of land on which Wuxi CSI's main factory is located.
 Under the terms of the joint venture agreement and the subsequent confirmation from Wuxi Factory, it has agreed to provide for the use of the land by Wuxi CSI for the 50-year term of the joint venture. Wuxi Factory does not currently charge Wuxi CSI for the use of the land. Under current PRC regulations, where land use rights are granted to Sino-foreign equity joint venture, the joint venture would pay no land use fees during an initial five-year period and a 50% reduction for the next five-year period.
 The annual land use fee has been estimated by management to be approximately RMB600. Should Wuxi CSI wish to obtain title to the land use rights, a premium may be levied by the relevant government authorities for the transfer.

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

                                  PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Registrant's Common Stock was listed on the New York Stock Exchange ("NYSE") (symbol: RGL) until December 7, 1994, at which time the NYSE suspended trading since the Registrant did not meet the continued listing requirements. On February 9, 1995, the Common Stock was removed from registration and listing on the NYSE. The Registrant's Common Stock began trading on the NASD Electronic Bulletin Board in August 1995. The following table sets forth the high and low prices of the Common Stock as reported in the consolidated transaction reporting system during the periods indicated:


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

SELECTED FINANCIAL DATA

Selected Proforma Financial Data - Wuxi CSI
-------------------------------------------

   The following table presents the selected proforma financial information of the Registrant as of and for the year ended December 31, 1994 and 1995 assuming that the Registrant had owned the shares of Acewin Stock in 1994 and 1995 and had sold other assets and disposed of its other assets and liabilities. The information was extracted from the audited financial statement of Acewin Profits Limited and subsidiaries prepared under US GAAP (See Table 7 Summary of Proforma Financial Results - 1994 & 1995).

TABLE 7 SUMMARY OF PROFORMA FINANCIAL RESULTS - 1994 & 1995


                                      1994                    1995
(Amount in thousand)            Rmb(a)      USD(a)      Rmb(a)      USD
                                ---         ---         ---         ---
Income Statement Date
Sales                          72,570      8,712      108,408      13,014
Gross Profit (b)               26,357      3,164       43,623       5,237
Income before income tax (c)   12,769      1,533       30,257       3,632
Net income                      7,531        904       16,871       2,025

Balance Sheet Data
Total assets                  134,539     16,151      168,566      20,236
Current liabilities            36,120      4,336       42,398       5,090
Long-term bank loan            16,140      1,938       15,490       1,860
Shareholders' equity            7,718        927       24,298       2,917
________________________________

(a). The U.S. dollar convenience translation amount have been translated using the unified exchange rate quoted by the Bank of China on December 31, 1994 and 1995 of $1.00 = Rmb 8.33 and $1.00 = Rmb 8.33, respectively. No representation is made that the Renminbi amounts could have been, or could be, converted into U.S. dollar at those rates on December 31, 1994 and 1995 or at any other certain rate.

                  SWAP CENTER RATES/UNIFIED EXCHANGE RATE
                           Year Ending December 31

        Rmb equivalent to $1.00        1994        1995
                                       ----        ----
        - End of year                  8.44        8.33
        - High                         8.70        8.44
        - Low                          8.44        8.30
        - Average                      8.62        8.35

(b)   Gross profit is defined as sales less cost of goods sold.

(c) As of December 31, 1994 and 1995, Wuxi CSI did not make any provision for PRC profits tax as it has a joint venture term of not less than 10 years and is engaged in production, is fully exempt from the Chinese State unified income tax for two years starting from profit-making year, followed by a 50% reduction of the Chinese State unified income tax for the next three years thereafter ("tax holiday"). In accordance with the same tax laws, the PRC Operating Subsidiaries are also exempt from the PRC local income tax. The Chinese State unified income tax rate for the coming three years, 1996, 1997, and 1998 will be 12% and resumed to 24% thereafter.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AFTER ACQUISITION OF WUXI CSI)

OVERVIEW
--------

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

   The consideration paid by the Registrant for the Acewin stock was $13.5 million. In determining the consideration paid by the Company for Acewin stock, the Company took into consideration the following factors: the indicated profit after tax ("PAT") of Wuxi CSI (the operating subsidiary of Acewin) and profit/earnings forecasts for that company. In determining the consideration of $13.5 million, the Company used in its calculations 3.3 PAT and 7.5 P/E. In addition, to ensure fair purchase price, the purchase agreement provided for an adjustment to the purchase price, in case of adjustments made after the completion of the audit of Acewin. The valuation of Acewin stock by the Company was validated as fair when the unrelated party paid more than $13.5 million for the Wuxi CSI business in September of 1996. Said purchase price was paid by the Registrant's delivery of its Convertible Note bearing interest at the rate of nine percent (9%) per annum after an initial six (6) month interest-free period (the "Convertible Note"). Interest on the Convertible Note was payable on an annual basis, with all principal being due and payable on January 31, 1999. The principal and any unpaid interest owing on the Convertible Note were convertible into shares of the Common Stock, $0.01 par value, of the Registrant ("Common Stock") at a conversion price of $0.0302 per share. The Convertible Note was secured by a Pledge Agreement granting CSH a security interest in the Acewin stock. The Convertible Note was fully repaid upon the sale of Acewin stock, as described herein.

   The following discussion and financial information relates solely to Wuxi CSI and the business which was acquired by the Registrant in February 1996.

RESULTS OF OPERATIONS - 1994 COMPARED TO 1995
---------------------------------------------

TABLE 8. WUXI CSI - SUMMARY FINANCIAL INFORMATION

                                                            % change
                                 1994        1995        from prior year
                                 ----        ----        ---------------
(Rmb in million)

Sales                           72.57       108.41             49%
Gross Profit                    26.36        43.62             66%
Operating Income(1)             12.18        27.89            130%
Net Income(2)                    7.53        16.87            124%
______________________

(1) Operating income means income before minority interest, income tax, net interest expense and other income.

(2)   Before minority interest

SALES
-----

   Sales increased by 49% to Rmb 108.41 million in 1995 from Rmb 72.57 million in 1994. This increase was principally attributable to a substantial increase in unit sales of Santana Volkswagen and Audi isolators and damping materials during 1995. Unit sales to Shanghai Volkswagen accounted for approximately 41% and 51% of total sales in 1994 and 1995, respectively, representing approximately 3.1 million units in 1995 compared to 1.8 million units in 1994. The annual adjustment of the selling price of isolators for Shanghai Volkswagen's Santana, amounted to a 5% unit price increase in 1995 as compared to 1994. In addition, sales of damping materials and damping materials with fabrics, which altogether accounted for approximately 25% of the total sales in these two years, increased to approximately Rmb 27.5 million in 1995 from approximately Rmb 17.3 million in 1994.

GROSS PROFIT
------------

   Wuxi CSI's gross profit increased 66% to Rmb 43.6 million in 1995 from
26.4 million in 1994, and also as a percentage to sales to 40% in 1995 compared to 36% in 1994. This was contrary to the general increase in raw materials price in 1995. It was because production output of Wuxi CSI increased substantially during 1994 and 1995. The fixed manufacturing cost apportioned to unit output reduced consequently. On the other hand, the sub-contracting expenses of Wuxi CSI were reduced as Wuxi CSI utilized internal slack resources to produce what formerly had been subcontracted. In addition, a bonus based compensation system increased the productivity of workers. Although unit production output increased substantially, the number of workers did not increase during 1994 and 1995.

SELLING AND ADMINISTRATION EXPENSES
-----------------------------------

   Selling and administration expense for Wuxi CSI increased by 10% to Rmb
15.6 million in 1995, as compared to Rmb 14.2 million in 1994. This increase was lower than the percentage increase in sales volume and general inflation rate in 1995 and reflects Wuxi CSI adopting a strict expenditure control policy. Only those expenditures considered necessary and unavoidable were approved by management. Selling and administrative expenses as a percentage of sales was 14.4% in 1995 as compared to 19.5 % in 1994.

INTEREST EXPENSE
----------------

   Interest expense increased by 23% to Rmb 2.7 million in 1995 from Rmb 2.2 million in 1994. The increase was mainly attributable to the general increase in loan interest rates in the PRC during 1995. On the other hand, interest income increased by 90% to Rmb 4 million in 1995 from Rmb 2.1 million in 1994. The substantial increase in interest income was due to a net cash increase of approximately Rmb 20 million in 1995. Wuxi CSI enjoyed a preferential interest rate for its large deposit balances, some of which had an annual interest rate of 18%, resulting in net interest income of Rmb 649 thousand in 1995.

   In 1994, an exchange loss of Rmb 1 million was incurred due to a devaluation of US dollar against the Renminbi. This exchange loss, combined with interest income of approximately Rmb 1.1 million, resulted in net interest income of approximately Rmb 104 thousand.

OPERATING INCOME
----------------

   Operating income increased 130% to Rmb 27.98 million in 1995 from Rmb
12.18 million in 1994. Operating income as a percentage of sales increased to 26% in 1995 as compared to 17% in 1994. This was primarily due to the increase of gross profit during the period.

NET INCOME
----------

   Net income increased 115% to Rmb 16.9 million in 1995 from Rmb 7.53 million 1994. Net income as a percentage of sales increased to 16% in 1995 as compared to 10% in 1994. This was due to an increase in operating and interest income in 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating Activities

   During the year ended December 31, 1995 net cash provided by operating activities was approximately Rmb 40.5 million. The major sources of 1995 cash flows from operating activities included net income of Rmb 16.9 million and minority interest net income of Rmb 13.4 million. Cash outflows in investing activities, totaling Rmb 15.2 million, were principally used on the purchase of property, plant and equipment. The equipment was acquired with the intent of expediting plant automation and enhancing production efficiency. Cash used in financing activities was Rmb 5.5 million. This was primarily attributable to net movement of long-term bank loans during the year, reflecting repayment of Rmb 17.9 million, which was offset by proceeds of Rmb 14.3 million. As a result of the above, the cash position of the company was further strengthened. Cash and cash equivalents increased by Rmb
19.9 million to Rmb 50.3 million at the end of 1995.

   During the year ended December 31, 1994, net cash provided by operating activities was approximately Rmb 4.5 million. The major sources of 1994 net cash flows from operating activities included net income of Rmb 7.5 million and minority interest net income of Rmb 5.2 million. Cash flows in investing activities, totaling Rmb 4.6 million, were principally used for the purchase of property, plant and equipment. Net cash flows from financing activities were Rmb 3.6 million, and reflect the fact that China Strategic Holdings Limited, through an operating subsidiary, increased its capital contribution in the Operating Subsidiary by Rmb 3.6 million. The year ended with an increase in cash and cash equivalents of Rmb 1.6 million producing a balance of cash and cash equivalents as at December 31, 1994 of Rmb 30.4 million.

Commitments for Capital Expenditure

   At year end 1995, Wuxi CSI had capital commitments to acquire machinery and equipment of approximately Rmb 10.8 million, as compared to Rmb 30.3 million at year end 1994. In addition, the subsidiary entered into an agreement with a German company to form a joint venture company in Wuxi City, and the capital commitment for this was estimated to be approximately Rmb 16.0 million. Wuxi CSI has a 49% interest in this joint venture company, which was formed to manufacture couplings for the automobile market in China.

   Management believes that Wuxi CSI has sufficient cash flow from operations, combined with bank balances and bank borrowings, to provide sufficient cash to finance internal growth, capital projects and debt service requirements for the foreseeable future.

Financing Activities

   Wuxi CSI relies on both short-term and long-term bank loans from Chinese banks to support its operating and capital requirements. On December 31, 1995, Wuxi CSI had short-term and long-term bank loans of Rmb 3.5 million and Rmb 31.4 million, respectively. Short-term loans have repayment terms ranging from three months to one year. Long-term loans have repayment terms ranging from one to two years. All of the short-term and long-term loans are unsecured. Historically, Wuxi CSI has not experienced any difficulty in loan rollover, and Management has no reason to believe that this practice will not continue.

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

Seasonal Aspects

   Wuxi CSI's products have almost no seasonal fluctuations, especially for Santana vibration isolators. Wuxi CSI's primary customer, Shanghai Volkswagen, usually provides an annual production quota of vibration isolators at the beginning of the year to help Wuxi CSI lay out its production plan. However, sales are typically higher in the second half of the year as compared to the first half due to the Lunar Chinese New Year holidays.

SPECIAL NOTE
------------

The following includes financial information prior to September 10, 1993, when Wuxi CSI was incorporated in the People's Republic of China as a Sino-foreign equity joint venture enterprise, and operated as Wuxi Vibration Isolator Factory. Therefore, the following comparative financial information is provided for general information purposes only.

RESULTS OF OPERATIONS - 1993 COMPARED TO 1994
---------------------------------------------

TABLE 9 WUXI CSI - SUMMARY FINANCIAL INFORMATION

                                                    % change
                         1994        1995        from prior year
                         ----        ----        ---------------
(Rmb in million)

Sales                   57.76        72.57             26%
Gross Profit            19.85        26.36             33%
Operating Income(1)      8.02        12.18             52%
Net Income               6.30         7.53             20%

(1) Operating income means income before minority interest, income tax, net interest expense and other income.

Sales

   Sales of Wuxi CSI increased by approximately 26%, to Rmb 72.6 million in 1994, as compared to Rmb 57.8 million in 1993. This was attributable to the continued growth of the Chinese automobile industry. Demand from its major customer, Shanghai Volkswagen manufacturer, increased significantly in 1994 as compared to 1993. Unit sales to Shanghai Volkswagen accounted for approximately 41% - 51% of total sales in 1994, representing approximately
1.8 million units.

Gross Profit

   Gross profit of Wuxi CSI increased 33% to Rmb 26.4 million in 1994, as compared to 19.9 million in 1993. Gross profit as a percentage of sales increased to 36.3% in 1994, as compared to 34.4% in 1993 (whole year). The increase in gross profit was primarily the result of two factors. First, Wuxi CSI increased productivity which resulted in a decrease of fixed overhead as related to production volume. Second, as a result of the improved production efficiencies, there was an overall reduction in scrap loss.

Selling and Administrative Expenses

   Selling and administrative expense increased by 19.8% or Rmb 14.2 million in 1994 compared to Rmb 11.83 million in 1993 (whole year). The increase was attributable to a general increase in expenses as a result of higher sales volume, general inflation and a 30% increase in wage expenses. Selling and administrative expense as a percentage of sales were 19.5% in 1994, as compared to 20.5% in 1993 (whole year).

Interest Expense

   Interest expense amounted to Rmb 2.2 million in 1994 and Rmb 2.1 million in 1993 (whole year). Outstanding bank loans were maintained at approximately the same level during these periods. Interest income increased by 950% to 2.1 million in 1994 from 0.2 million in 1993 (whole year). The increase reflects Interest income accrued on USD cash invested by China Machinery, however, such income was partially offset by a devaluation of USD against Renminbi during 1994. Consequently, there was net interest income of approximately Rmb 104 thousand in 1994 as compared to a net interest expense of Rmb 201 thousand in 1993.

Operating Income

   Operating income increased 52% to Rmb 12.18 million in 1994, as compared to Rmb 8.02 million in 1993 (whole year). Operating income as a percentage of sales was 16.8% in 1994, as compared to 13.9% in 1993 (whole year). The increase in operating income as a percentage of sales was due primarily to an increase in gross profit.

Net Income

   Net income increased 20% to 7.53 million in 1994, as compared to Rmb 6.30 million in 1993 (whole year). Net income as a percentage of sales decreased to 10.4% in 1994, as compared to 10.9% in 1993 (whole year). The increase in net income was attributable to an increase in operating income and also reflects Wuxi CSI starting its income tax holiday in 1994.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating Activities

   During the year ended December 31, 1994, net cash provided by operating activities was approximately Rmb 4.5 million, which came primarily from net income and minority interest contributions. Net cash from investing activities were used in the acquisition of property, plant and equipment and amounted to net 4.6 million. Net cash provided by financing activities amounted to Rmb 1.7 million. This was mainly because China Strategic Holdings Limited, through an operating subsidiary, increased its capital contribution in the Operating Subsidiary by Rmb 3.6 million. The year ended with an increase in cash and cash equivalents of Rmb 1.6 million, producing a balance of cash and cash equivalents as at December 31, 1994 of Rmb 30.4 million.

   During the year ended December 31, 1993, net cash used in operating activities was approximately Rmb 7.63 million, which primarily reflected accounts receivable, inventories, prepayments, accrued expenses and other payables. Net cash flows from investing activities were used in the acquisition of property, plant and equipment and amounted to net Rmb 13 million, including sales proceeds from the disposal of fixed assets of Rmb
8.5 million. Net cash provided by financing activities amounted to Rmb 44.2 million. This amount reflects China Strategic Holdings Limited, through an operating subsidiary, making a capital contribution of Rmb 34.7 million. The year ended with an increase in cash and cash equivalents of Rmb 23.6 million, producing a balance of cash and cash equivalents as at December 31, 1993 of Rmb 28.8 million.

Commitments for Capital Expenditure

   At the end of the year 1994, Wuxi CSI had capital commitment to acquire machinery and equipment of approximately Rmb 30.3 million as compared to Rmb
13.6 million at year end 1993. Management believes that Wuxi CSI has sufficient cash flow from operations, combined with bank balances and bank borrowings, to provide sufficient cash to finance internal growth, capital projects and debt service requirements for the foreseeable future.

Financing Activities

   Wuxi CSI relies on both short-term and long-term bank loans from Chinese banks to support its operating and capital requirements. On December 31, 1994, Wuxi CSI had short-term and long-term bank loans of Rmb 3.5 million and Rmb 35 million respectively. Short-term loans have repayment terms ranging from three months to one year. Long-term loans have repayment terms ranging from one to two years. All of the short-term and long-term loans are unsecured. Historically, Wuxi CSI had not experienced any difficulty in loan rollover, and Management has no reason to believe that this practice will not continue.

Effect of Inflation

   The general inflation rate in terms of the Retail Price Index in China was approximately 21.7% in 1994 and 13.2% in 1993. Management believes that inflation has not had significant impact on the Operating Subsidiary's cost of components and raw materials in view of the fact that the Operating Subsidiary entered into fixed price agreements key suppliers for supplying semi-finished goods. Inflation has resulted in upward pressure on wages and salaries for employees at the Operating Subsidiary. However, Management does not expect inflation to have a material effect on profit margins and income, since Wuxi CSI has been able to pass on such cost increases to customers.

Seasonal Aspects

   Wuxi CSI's products have almost no seasonal fluctuations especially for Santana vibration Isolators. Wuxi CSI's primary customer, Shanghai Volkswagen, usually provides an annual production quota of vibration isolators at the beginning of the year to help the company lay out its production plan. However, sales are typically higher in the second half of the year as compared to the first half due to the Lunar Chinese New Year holidays.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS PRIOR TO FEBRUARY 19, 1996 (PRIOR TO ACQUISITION OF WUXI CSI).

(1)   LIQUIDITY

   The Registrant's working capital at December 31, 1995 was $2,080,000, a decrease of $38,000 from the December 31, 1994 balance of $2,118,000. This decrease was due to several factors. An increase in the current maturities of long-term debt of $324,000 results from the proper classification of notes in accordance with the note repayment schedules. A decrease in cash balances of $189,000 was the result of timing differences in cash payments in December, 1994. A large increase in Fourth Quarter 1995 sales as compared to 1994 were primarily responsible for the increases of $676,000 in accounts receivable, $244,0()0 in accounts payable and $170,000 in other accrued expenses.

   The Registrant continued to utilize the financing obtained in September 1992 to compensate for shortages in working capital during 1994. The net amounts due on such loans were $175,000 and $283,000 at December 31, 1995 and 1994, respectively.

(2)   CAPITAL RESOURCES

   The Registrant had commitments for purchases of property, plant and equipment of approximately $35,000 at December 31, 1995. Additional purchases of equipment may be required as new markets and products are developed. The Registrant's working capital comes from operations, the sale of excess or unprofitable plants and equipment, and from financing.

(3)   RESULTS OF OPERATIONS

   Revenues from continuing operations for 1995 were $7,591,000, an increase of 7% from 1994 revenues of $7,091,000. This was primarily the result of an increase in international oilfield rubber product sales.

   Cost of Sales as a percentage of revenue was 2% lower in 1995 as compared to 1994. An increase in sales volume while the fixed overhead costs such as depreciation, rent and taxes, remain substantially unchanged, causes cost of sales as a percentage of sales to decrease.

   Selling and Marketing expense of $1,402,000 increased by $162,000 from 1994 expense of $1,240,000. The increase was primarily due to increased distribution costs related to the higher sales volume.

   General and Administrative expenses decreased by $113,000 from $1,369,000 in 1994. The increase was primarily attributable to a decline in the amount of legal and professional fees, and engineering expenses.

   Interest expense decreased due to more efficient utilization of third party financing.

   Other income in 1994 was higher due to the gain on the sale of assets of $345,000 in 1995.

   The specific source of profits and losses for 1995 and 1994 are shown below:


                                                          1995        1994
                                                          ----        ----

   Corsciana manufacturing operation                  $ 83,000   $(106,000)

   Energy Services                                     (72,000)    (38,000)

   Gain on the sale of assets                          345,000       8,000

   Interest                                           (328,000)   (396,000)
                                                      ---------   ---------
                                                       $28,000   $(532,000)
                                                      =========   =========


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Financial Statements and Supplementary Data for the Registrant for the period ended December 31, 1995 and 1994 are set forth on pages ____hereto and made a part hereof. The following are (i) the Consolidated Financial Statements of Regal International, Inc. for the years ended December 31, 1995 and 1994 (prior to acquisition of Acewin Profits Limited);
(ii) the Consolidated Financial Statements of Acewin Profits Limited and Subsidiaries as of December 31, 1993, 1994 and 1995, (ii) the Statements of Income and Related Reports of Wuxi CSI for the nine months ended September 30, 1993 and (iii)the Unaudited Proforma Consolidated Financial Statements of the Registrant as of December 31, 1995.

             FINANCIAL STATEMENTS OF REGAL INTERNATIONAL, INC.
                 FOR YEARS ENDED DECEMBER 31, 1995 AND 1994





                                                                 PANNELL

                                                                 KERR
                                                                 FORSTER
                                                                 of
                                                                 TEXAS, P.C.
                                                Certified Public Accountants



                          REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Regal International, Inc.
Corsicana, Texas

We have audited the consolidated balance sheets of Regal International, Inc. and subsidiaries ("the Company") as of December 31, 1995 and 1994, and the related consolidated Statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, an a test basis, evidence supporting the amounts and disclosures In the financial statements.
 All audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial petition of Regal International, Inc. and subsidiaries at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for the years then ended In conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has historically incurred operating losses which raises substantial doubt about its ability to continue as a going concern. There is no assurance that the Company will be able to realize its recorded assets and liquidate its liabilities in the ordinary course of business. Management's plans are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Pannell Kerr Forster of Texas, P.C.
PANNELL KERR FORSTER OF TEXAS, P,C.

February 9, 1996




5847 San Felipe, Suite 2300 Houston, Texas 77057 - Telephone (713) 700-8007 Fax (713) 764-3360

                             REGAL INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)

                                                        Year Ended December
                                                       --------------------
                                                         1995        1994
                                                       -------      -------
                    ASSETS

CURRENT ASSETS:

     Cash                                               $     11    $   200
     Restricted Cash                                          19         15
     Accounts Receivable, less
      allowance for doubtful accounts
      of $53 and $74, respectively                         1,583        907
     Inventories                                           2,460      2,426
     Prepaid expenses                                        219         69
                                                        --------    --------
          Total Current Assets                             4,292      3,617


PROPERTY PLANT AND EQUIPMENT, less
  accumulated depreciation of $8,230 and
  $8,448 respectively                                      1,836       2,229

OTHER ASSETS                                                  16          36
                                                        --------    --------
         TOTAL ASSETS                                   $  6,144    $  5,882
                                                        ========    ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term debt, including
       $577 and $248 due to related parties,
       respectively                                     $    865    $    541
     Accounts payable                                        752         508
     Accrued Interest                                         10          35
     Other accrued expenses                                  585         415
                                                        --------    --------

          Total Current Liabilities                        2,212       1,499

LONG-TERM DEBT, including $819 and $1,036
     due to related parties. Respectively                  1,294       1,773

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock - $.O1 par value: 150,000,000
     shares authorized;. 81,806,211 shares issued
     and outstanding in 1995 and 81,803,198 in 1994          818        818
     Additional paid-in capital                           20,307     20,307
     Deficit                                             (18,487)   (18,515)
                                                         --------   --------
          Total Stockholders' Equity                       2,638      2,610
                                                         --------   --------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                           $ 6,144    $ 5,882
                                                         =======   =========

The accompanying notes are an Integral part of these financial statements..

                          REGAL INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except share data)



                                                    Year Ended December 31
                                                   -------------------------
                                                      1995            1994
                                                    ---------     ----------
REVENUES                                           $    7,591     $   7,091
COSTS AND EXPENSES:
  Cost of Sales                                         5,022         4,831
  Selling and marketing                                 1,402         1,240
  General and administrative                            1,258         1,369
                                                   ----------     ----------
                                                        7,682         7,440
                                                    ----------    ----------
OPERATING LOSS                                           (91)          (349)
                                                    ----------    ----------
OTHER INCOME (EXPENSES)
  Interest Expense, Including $131 and
    $189 to related parties                              (328)         (396)
  Other Income
    Gain on sale of fixed assets                          345             8
    Gain on settlements of liabilities                     11           116
    Other                                                  91            89
                                                    ----------    ----------
NET INCOME (LOSS)                                   $      28     $    (532)
                                                    ==========    ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                     81,806        53,331
                                                    ==========    ==========

NET INCOME (LOSS) PER COMMON SHARE                  $   0.000     $  (0.010)
                                                    ==========    ==========






The accompanying notes are an integral part of these financial statements,


                           REGAL INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except per share data)



                       Convertible
                     Preferred stock
                     Series A and B              Common Stock     Additional
                 -----------------------    --------------------
                      Number of             Number of               Paid-in
                       shares    Amount     shares       Amount     Capital      Deficit       Total
----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER
31, 1993             2,630,134   $  263   53,330,164   $  633    $  19,327    $ (17,983)  $   2,140

Conversion of
  Series B preferred

  Stock to Common
  Stock               (130,134)     (13)     923,952        9            4                        -

Conversion of Series
  A preferred Stock
  to Common Stock   (2,500,000)    (250)   7,500,000       75          175

Conversion of
  $1,002,604 Harlequin

  Debt to Common Stock                    20,052,082      201          801                    1,002

Net Loss                                                                           (532)       (532)
                     ----------  -------  ----------   ------     ---------     --------   ---------
BALANCE, DECEMBER
  31, 1994               -          -     81,806,198      818       20,307    $ (18,515)   $  2,610
                     ----------  -------  ----------   ------    ----------    ---------  ----------

Conversion of Series B Preferred
  Stock to Common Stock                           13
Net Income                                                                           28          28
                     ---------  --------  ----------   ------    ----------    ---------  ----------
BALANCE, DECEMBER
  31, 1995                  -    $   -    81,806,211   $  818    $  20,307     $ (18,487)  $  2,638
                     =========  ========  ==========   ======    ==========    =========  ==========








The accompanying notes are an integral part of these financial statements.

                           REGAL INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (in thousands)





                                                     Year Ended December 31,
                                                      ----------------------
                                                        1995           1994
                                                       ------         ------
Cash flows from operating activities:
  Net Income (loss):                                  $    28     $   (532)
     Adjustments to reconcile net Income (loss) to
     net cash provided by (used in) operations:
          Depreciation                                    317          338
          Provision for losses on accounts receivable      24            3
          Gain on sale of assets                         (345)         (44)
          Gain on debt restructured                       (11)          (8)
     Changes In assets and liabilities:
          Decrease (increase) in accounts receivable     (700)         792
          Decrease (increase) in restricted cash           (4)          31
          Decrease in Inventories                          72           67
          Increase In prepaid expenses                     (7)         (21)
          Decrease (increase) in other asset               20          (33)
          Increase (decrease) in accounts payable         244         (215)
          Increase in accrued interest and
            other currant liabilities                     157           90
                                                      --------    ---------
Not cash provided by (used in) operating activities      (205)         468

Cash flows from Investing activities:
         Proceeds from the sale of fixed assets           324            8
         Capital expenditures                            (153)        (173)
                                                       -------    ----------
         Net cash provided by (used in) Investing
           activities                                     171         (165)

Cash flows from financing activities:
        Proceeds from borrowing                           114           26
        Principal payment on debt                        (269)         157
                                                      --------       -------
Not cash used in investing activities                    (155)        (131)
                                                      --------      --------
Net Increase (decrease) in cash                          (189)         172

Cash at beginning of year                                 200           28

Cash at end of year                                   $    11       $  200
                                                     =========     ========



The accompanying notes are an integral part of these financial statements.

                           REGAL INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
               (in thousands, except share and per share data)





Supplemental disclosure of cash flow information (in thousands):


Cash paid for interest during the years ended December 31, 1995 and 1994 was $333 and $352, respectively.

Supplemental schedule of noncash investing and financing activities (in thousands, except share data):

Holders of Series B Preferred Stock exchanged 130,134 of such shares into 923,952 shares of Common Stock during December 1994.

Long-term debt to related party of $1,002 was converted to Common Stock of $201 and additional paid-in capital of $801 during 1994.

Holders of 2,500,000 shares of Series A Preferred Stock converted their shares into 7,500,000 shares of Common Stock during 1994.

During 1995, in connection with the Company's restructuring, $99,000 of Notes Payable were retired of which $30,000 was paid in cash by Harlequin (a wholly-owned subsidiary of a pension fund of which a Director is Trustee) on behalf of Regal and $69K of old Notes Payable to Harlequin were converted to new Notes Payable to Harlequin.

                                                                  - 7 -
                            REGAL INTFRNATIONAL9, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER, 31, 1995


(1) CONTINUING OPERATIONS AND BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Regal International, Inc. ("Regal") and its wholly owned subsidiaries (collectively, the "Company") which are Regal Rubber Products, Inc. ("Regal Rubber"), and Bell Petroleum Services, Inc. ("Bell"). All significant intercompany balances and transactions are eliminated in consolidation.

The Company is primarily engaged in manufacturing and selling various expendable rubber products and providing oilfield safety services. The Company's products are used to support drilling, completion and workover of oil and gas wells as well as production from completed wells. The Company also produces rubber products for industrial, construction and other uses.

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

Management of the Company is pursuing several alternatives to return the Company to consistent profitability. During 1995 the Company successfully secured an asset-based lending arrangement to allow for more flexible and less costly working capital financing. In addition, increased sales efforts are being made to further penetrate international markets. The Company's certification by the International Standards Organization (ISO 9001) for its quality program will assist in the marketing of its rubber products internationally. See also Note (13) Subsequent Events, for further discussion regarding the Company's future operations.


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents
-------------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


Inventories
-------------
Inventories are valued at the lower of cost or market determined on a first-in, first-out basis. The company periodically evaluates its inventory to determine if any unsalable or obsolete inventory exists and adjusts its reserves as necessary. These evaluations are performed, at a minimum. on an annual basis.

                                                                     - 8 -
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1995

Property, Plant and Equipment
---------------------------------

Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives for financial reporting purposes and by accelerated methods for income tax reporting purposes. As assets are retired or otherwise disposed of, the cost and related accumulated depreciation arc removed from the accounts and the resulting gain or loss is reflected in operations. The cost of maintenance and repairs is charged to operations as incurred; significant renewals and betterments are capitalized.

Financial Instruments and Concentrations of Credit Risk
--------------------------------------------------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash with major domestic banks. The terms of these deposits are on demand to minimize risk. The Company also has certificates of deposit totaling $28,000 an $46,000 at December 31, 1995 and 1994, respectively, The Company has $19,000 and $15,000 classified as restricted cash and $9,000 and $31,000 classified as other assets in 1995 and 1994, respectively. The Certificates of Deposit mature on various dates through 1998. These certificates of deposit represent collateral for outstanding letters of credit. The Company has not incurred losses related to these cash deposits.

Accounts receivable consist of uncollateralized receivables from domestic and international customers in the oil and gas drilling industry, To minimize risk associated with international transactions, all sales are in U.S. currency. The Company routinely assesses the financial strength of its customers. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

The carrying value of the Company's financial instruments approximates their fair value at December 31, 1995 and 1994.

Estimates
----------

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations
----------------


Approximately 60% of the Company's labor force is covered by a collective bargaining agreement which expires in May 1996.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1995

Income Taxes
----------------

Statement of Financial Accounting Standards No. 109 requires the use of an asset and liability approach for financial accounting and reporting purposes. The statement also requires deferred tax balances to be adjusted to reflect the tax rates in effect when those amounts are expected to be payable or refundable.

Deferred income taxes are provided for differences in timing of reporting certain expenses for financial statement and tax purposes. Deferred tax liabilities result primarily from the use of accelerated depreciation for tax reporting and straight-line depreciation for financial statement reporting. Deferred tax assets relate to (i) expenses recorded for financial statement purposes that are not currently deductible for tax purposes and (ii) net operating loss carryforwards and tax credits remaining at December 31, 1995. If it is likely that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized (See Note 7).

Net Income(Loss) Per Share
--------------------------

The net income or net loss per share calculation is based on the weighted average number of shares of Common Stork and Common Stock equivalents outstanding during the year.


(3) ACCOUNTS RECEIVABLE

On September 23, 1992 the Company entered into a renewable financing agreement with a third party lender. The agreement provides for advances on selected accounts receivable of Regal not to exceed an aggregate outstanding balance of $1,200,000. (Total cumulative advances for the years ended December 31, 1995 and December 31, 1994 were $2,061,000 and $2,176,000, respectively.) Advances are limited to 80% of the selected account balances and are recorded as a reduction of accounts receivable and the related fees are included in interest expense. The fees charged range from 2.25% to 6.25% of the face value of such invoices and is calculated based on the period outstanding, The minimum fee is $2,500 per month. This agreement is collateralized by all Regal and Bell accounts receivable, inventory, machinery and equipment, and intangibles.

On December 21, 1995, the Company entered into a new two-year asset-based lending agreement with another third-party lender. On January 16, 1996 a portion of the proceeds were used to retire the outstanding balance of the above prior receivable financing agreement. The maximum outstanding balance of $1,500,000 is also subject to limits of 80% of eligible accounts receivable and 50% of eligible inventory. It is secured by liens on the Company's accounts receivable, inventory, equipment and intangibles. The Agreement is subject to certain positive and negative covenants.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1995


(4)  INVENTORIES

Inventories consist of:

                                                            December 31,
                                                          ------------------
                                                          1995        1994
                                                        --------    --------
                                                            (in thousands)

Raw materials, net of allowance for
  obsolescence of $24 and $25,
  respectively                                           $  207      $  188
Work in process, not of allowance for
  obsolescence of $24 and $25,
  respectively                                              525         626
Finished goods, not of allowance
  for obsolescence of $306 and
  $423, respectively                                      1,728       1,612
                                                         -------     -------

                                                        $ 2,460     $ 2,426
                                                        =======     ========

(5)  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of:

                                       Estimated              December 31,
                                      Useful Life            1995      1994
                                  -----------------       ------------------
                                                             (in thousands)

Land                                                       $  101    $  216
Building and improvements             5-25 years            1,357     1,520
Manufacturing equipment               4-10 years            7,798     8,074
Other property & equipment            3-5 years               810       865
                                                          -------    -------
                                                           10,066    10,675
Less: Accumulated depreciation                             (8,230)   (8,446)
                                                          -------    -------
                                                          $ 1,836   $ 2,229
                                                          =======    =======

During 1995 Regal disposed of certain manufacturing equipment and related materials in exchange for $50,000 cash and a merchandise credit of $250,000 to be used for the purchase of rubber goods from the purchaser of the equipment. In connection with this transaction Regal has committed to purchase inventory through October 1998. The Company recognized a gain of $280,000 from this disposition.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995



(6) LONG-TERM DEBT:

Long-term debt is summarized as follows:

                                                           December 31,
                                                         -----------------
                                                           1995      1994
                                                         -------    -------
                                                            (in thousands)

Secured Promissory Notes (a)                              $ 2,058   $ 2,100
Secured Promissory Notes (b)                                   54       125
Capitalized Leases and Transportation
    Equipment Notes (c)                                        47        89
                                                          --------  --------
                                                            2,159     2,314
   Less current maturities                                   (865)     (541)
                                                          --------  --------
          Total long-term debt                            $ 1,294   $ 1,773
                                                          ========  ========

Annual maturities of long-term debt are $865,000, $548,000. $694,000 and $52,000 for the years ended December 31, 1996, 1997, 1998, and 1999, respectively.


(a) The Company restructured a total of $2,081,000 of its debt in 1994. In the restructuring, new notes were issued for the full principal amount of the old notes. Noteholders were given the option of restructuring the note over 48 months or the purchase of the note by the Company's majority shareholder. The restructuring incorporated both secured promissory notes and unsecured promissory notes. The new notes called for a principal reduction of 5%, paid in January 1995, interest only for six months and 42 equal monthly installments of the remaining principal and interest until maturity. Notes of approximately $19,000 were paid in full as part of the restructuring. Notes payable to related parties of $1,396,000 and $1,284,000 are included in the December 31, 1995 and 1994 balances outstanding, respectively. Several of the noteholders did not accept the restructuring. See (b) below.


(b) These notes are in default at December 31, 1995. The holders of the notes were given the opportunity to restructure their notes or to accept Harlequin's offer to buy their notes in December 1994 but did not accept either offer.

(c) These notes are payable in monthly installments through various dates in 1997 and bear interest at varying rates.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


(7) INCOME TAXES:

The Company files a consolidated federal income tax return. At December 31, 1995 the Company had available unused operating loss carryforwards and tax credit carryforwards that expire as follows:






                    Net operating    Percentage

   Expiring              Loss         Depletion       Contribution      combined
December  31,       Carryforwards    Carryforwards   Carryforwards     Carryforwards
--------------   -----------------  ---------------  -------------   ---------------

1906               $                   $               $    2,000      $      2,000
1997                                      12,000                             12,000
1998                   802,000            11,000                            813,000
1999                 3,671,000             8,000                          3,679,000
2000                 2,609,000             6,000                          2,615,000
2001                 6,392,000             4,000                          6,396,000
2003                 4,039,000                                            4,039,000
2004                 2,423,000                                            2,423,000
2005                 2,050,000                                            2,050,000
2006                 3,430,000                                            3,430,000
2007                   562,000                                              562,000
2009                   413,000                                              413,000
                ---------------  -----------------  --------------   --------------
TOTALS              26,391,000          $  41,000       $    2,000      26,434,000
                ===============  ==================  ==============   ==============

                    Research and
                     Development      Employee Stock      Investment       Combined
Expiring             Tax credit        Ownership Plan     Tax Credit       Tax Credit
December 31,       Carryforwards        Tax Credit       Carryforwards    Carryforwards
-------------      -------------      ---------------    -------------    -------------
1996                 $    3,000           $               $   179,000       $  182,000
1997                      5,000               28,000           76,000          109,000
1998                      8,000               13,000           99,000          120,000
1999                      4,000               16,000           74,000           94,000
2000                                          16,000                            16,000
2001                                          10,000                            10,000
                   -------------      ---------------     ------------    --------------
TOTALS               $   20,000           $   83,000      $   428,000       $  531,000
                   =============      ===============     ============    ===============









The utilization of these credits and carryforwards is subject to certain limitations imposed by the 1986 Tax Reform Act and is significantly restricted by Section 382 of the Internal Revenue Code due to ownership changes. The above amounts may be subject to separate return limitation rules.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1995


Deferred tax assets and liabilities total $9,259,000 and $375,000, respectively, at December 31, 1995 and $9,668,000 and $257,000, respectively, at December 31, 1994.

The current and noncurrent deferred tax assets and liabilities are comprised of the following:

                                       Current            Non-Current
                                       -------            -----------

Deferred tax liability:

   Depreciation                                         $   (375,000)

Deferred tax assets:

   Loss Carryforwards                                      8,973,000
   Other Tax Credits                                         195,000
   Accruals                           $  73,000
   Allowance for Doubtful Accounts       18,000                  -
                                       ---------          -------------
                                         91,000            8,793,000
Less Valuation Allowance                (91,000)          (8,793,000)
                                       ---------         --------------
   Net Deferred Tax Assets                  -0-                  -0-
                                       =========         ==============


The valuation allowance decreased by approximately $528,000 from January 1, 1995 to December 31, 1995 primarily as a result of the expiration of net operating loss carryforwards.


The following reconciles the expected tax provision by applying statutory rates to 1995 pre-tax income:

     Expected tax provision               $  9,923
     Excess book depreciation               35,487
     Additional bad debt expense            (7,364)
     Additional warranty expense            (1,650)
     Gain on Sale of Assets                 12,754
     Nondeductible Interest Expense         64,667
     Nondeductible Vacation Expense          6,326
     Other Nondeductible Expenses            2,509
     Tax Benefit of NOL Carryforwards     (122,652)
                                         ----------

                                           $   -0-
                                         ==========

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995


(8)  STOCKHOLDERS' EQUITY

As part of the 1994 restructuring described in Note (6), the holders of Series A Preferred Stock and 50,000 shares of Series B Preferred Stock voted to convert their shares. The terms of both Preferred Stock Series
A and B state that if a majority of shareholders vote as a single class to convert their shares, then all shares shall be deemed converted. As a result, all of the Preferred Stock was converted to Common Stock. Additionally, the accumulated Preferred Stock dividends and liquidation preference were eliminated. The effects of the restructuring are reflected in the accompanying financial statements as of December 31, 1994.

The following tables summarize the activity of warrants and options:

During 1987 and 1988, the Company issued five-year Common Stock options in conjunction with its financing activities to various promissory note holders and other selected creditors. During 1989, the Company issued five and ten-year stock options in an additional financing and extension of debt.

                              COMMON STOCK OPTIONS

                                                   1995           1994
                                                   ----           ----
Shares under option beginning of year            150,000         328,000
Expired                                             -           (178,000)
                                                 -------        ---------
Shares under option end of year                  150,000         150,000
                                                 ========       =========
Average exercise price of outstanding
  options                                          $.156           $.156

Exercisable at end of year                       150,000         150,000
                                                 ========       =========


In December 1991 the Board of Directors approved the issuance of Common Stock options to members of the Board of Directors. The options were to expire in five years and be issued at 110% of market value on the date of grant.

                                COMMON STOCK OPTIONS

                                                      1995       1994
                                                      ----       ----
Options at beginning of year                      1,000,000    1,000,000
Issued                                              300,000       -
Restated                                              -           50,000
Expired                                            (300,000)     (50,000)
                                                  ----------   ----------
Shares under option end of year                   1,000,000    1,000,000
                                                  ==========   ==========
Average exercise price of
  outstanding options                               $   .14     $    .14
                                                  ----------   ----------
Exercisable at end of year                         1,000,000    1,000,000
                                                  ==========   ==========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1995

The Company has never paid a cash dividend. It is the current policy of the Board to retain earnings, if any, to provide funds for the Company's operations. The payment of dividends is at the discretion of the Board, and dividends may be paid only out of current earnings and profits or retained earnings. The Company had an accumulated deficit of $18,487,000. No funds have been legally available for the payment of dividends since 1983.


(9)  EXPORT SALES:

The Company is represented worldwide in all oil and gas producing areas. Export sales totaled $2,074,000 in 1995 and $1,500,000 in 1994.

(10) COMMITMENTS AND CONTINGENCIES:

Leases
------

The Company has operating leases covering equipment and various warehouse and office locations. No contingent rentals are involved and management expects that most of these will be renewed or replaced by other leases in the normal course of business.

Future minimum payments under operating leases at December 31, 1995 are approximately $72,000 in 1996, $74,000 in 1997, $59,000 in 1998 and $23,000
in 1999. Total rent expense under operating leases was $69,000, and $67,000 in 1995 and 1994, respectively.


Legal Proceedings
-----------------

The Company is involved in lawsuits arising in the ordinary course of business. Management is unable to predict the ultimate outcome of these suits, but intends to contest them vigorously and believes that the disposition of all the suits individually and in the aggregate, after taking into account the available insurance coverages, should not have a material adverse affect on the Company's operations or financial condition.


Insurance
---------

The Company maintains public liability, product liability, property damage, workers' compensation insurance. The public and product liability policies cover losses which occur during the respective policy periods.

Insurance companies provide coverage over specified individual and group retention levels for employee health insurance costs. The Company self insures claims under those retention levels. The self funded claims arc accrued based on actuarial estimates of the Company's exposure for the plan year. These claims are paid as incurred.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

Letters of Credit
-----------------

Regal has restricted cash in interest bearing Certificates of Deposit which are pledged against outstanding letters of Credit that mature at various dates through 1998. At December 31, 1995, Regal had $28,000 in restricted cash of which $9,000 was included in Other Assets and $19,000 was classified as Restricted Cash. At December 31, 1994, Regal had $46,000 in restricted cash of which $31,000 was included in Other Assets and $15,000 was classified as Restricted Cash. These Letters of Credit are required as performance guarantees by certain foreign customers.

(11)  EMPLOYEE BENEFIT PLAN:

In October 1991, the Company adopted an Internal Revenue Code (Section 401K) Plan for all of its eligible employees. The plan has a 6 year vesting schedule and allows a discretionary employer match of contributions made by employees.

(12)  RELATED PARTY TRANSACTIONS:

As a part of the Company's restructuring, Harlequin converted $1,002,604 of debt into 20,052,082 shares of Common Stock in 1994. In addition, notes totaling $1,366,000 were purchased by Harlequin pursuant to an offer to the noteholders to buy their notes.

During 1995, Harlequin advanced $100,000 to the Company. Notes to Harlequin accrue interest at rates ranging from 9% to 10%. Interest expense for the year was $131,000, Accrued interest at December 31, 1995 was $190,000 and is included in Other Accrued Expenses.

During 1995, directors fees of $9,500, $6,000 and $11,000 were paid to Messrs. Sharma, Furner and Ollquist. respectively and $60,000 payable to Mr. Richard Gray was accrued.

During 1994, Directors' Fees of $30,000, $30,000, $12,000 and $6,500 were paid to Messrs. Plunkett, Beinhocker, Ollquist and Sharma, respectively and $60,000 payable to Mr. Richard Gray was accrued.

Amounts due Richard Gray, or companies affiliated with Mr. Gray, at December 31, 1995 and 1994 were $92,000 and $34,000, respectively, and are included in Other Accrued Expenses.

During 1994, the following interest payments were made to related parties:
Whistling, Ltd; (a company wholly owned by the children of a Regal Director), $18,000, Bermuda Holding Company (a company wholly owned by the wife of a Regal Director), $29,000; The Plunkett Family (relatives of a Director), $28,000; and Gary Sherman Investments, Inc. ("GSI") (a company wholly owned by a Director), $25,000. Interest expense payable to Harlequin was $75,000 of which $25,000 was paid and $50,000 was classified as Other Accrued Expenses at December 31, 1994.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31,1995



(13)  SUBSEQUENT EVENTS:

On January 31, 1996 Regal acquired all the issued and outstanding shares of Acewin Profits Limited, a British Virgin Islands corporation ("Acewin"), from China Strategic Holdings Limited, a Hong Kong company ("CSH"). Acewin's sole asset is a 55% joint venture interest in Wuxi CSI Vibration Isolator Co., Ltd. ("Wuxi"), a Sino-foreign joint venture. Regal paid $13.5 million for the shares of Acewin common stock. Such purchase price was paid by delivery of a $13.5 million Convertible Note bearing interest at the rate of nine percent (9%) per annum (the "Convertible Note"').

The Convertible Note is payable interest only on an annual basis, with all principal being due and payable on January 31, 1999, The principal and any unpaid interest owing on the Convertible Note are convertible into shares of Regal Common Stock at a conversion price of $0.0302 per share. The principal amount of the Convertible Note will be reduced if the audited financial statements of Wuxi for the year ended December 31, 1995 reflect all after tax profit of less than $3.0 million. The adjustment is a formula designed to assure the purchase price paid by the Regal for the Wuxi interest does not exceed eight (8) times Wuxi's 1995 after-tax earnings. Assuming no adjustment, the Convertible Note is convertible into 84.5% of Regal's current outstanding shares of Common Stock. The Convertible Note is secured by a Pledge Agreement granting CSH a security interest in the shares of Acewin capital stock.

Immediately following the acquisition of the shares of Acewin capital stock and as a condition thereto, Regal sold and transferred all the existing operating assets and real property of Regal to a newly formed corporation, Regal (New) International, Inc. ("New Regal") in exchange for $2.5 million and New Regal's assumption of all outstanding liabilities of Regal, other than tile Convertible Note, New Regal is a wholly-owned subsidiary of Harlequin Investment Holdings Limited ("Harlequin"). The $2.5 million portion of the purchase price was paid as follows: $800,000 in cash and the balance by delivery to Regal of two promissory notes, one in the principal amount of $900,000 (tile "$900,000 Note") and the second in the principal amount of $800,000 (tile "$800,000 Note"). The $900,000 Note bears interest at 9% per annum and is payable in sixty (60) equal monthly installments of principal and interest. The $800,000 Note bears no interest and is due and payable in one installment on January 31, 2001. New Regal's obligations under the $900,000 Note and the $800,000 Note are secured by a pledge of all of the issued and outstanding shares of capital stock of New Regal.

In connection with the above-described transactions, Janak Desai, Nils Ollquist and Girish Sharma resigned as Directors of Regal, and Oei Hong Leong, the Chairman of CSH, Chung Cho Yee Mico, and Ma Wai Man were elected to fill the vacancies created by such resignations. See Note (1) Continuing Operations and Basis of Presentation.

               FINANCIAL STATEMENTS OF ACEWIN PROFITS LIMITED
                    AS OF DECEMBER 31, 1995, 1994 AND 1993

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




To Acewin Profits Limited:


We have audited the accompanying consolidated balance sheets of Acewin Profits Limited (incorporated in the British Virgin Islands) and its subsidiaries as of December 31, 1993, 1994 and 1995, and the related consolidated statements of income, cash flows and changes in shareholder's equity for the three months ended December 31, 1993 and the years ended December 31, 1994 and 1995, expressed in Chinese Renminbi. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred above present fairly, in all material respects, the financial positions of Acewin Profits Limited and its subsidiaries as of December 31, 1993, 1994 and 1995, and the results of their operations and their cash flows for the three months ended December 31, 1993 and the years ended December 31, 1994 and 1995 in conformity with generally accepted accounting principles in the United States of America.






/s/Arthur Andersen & Co.

Hong Kong,

April 5, 1996.
                                       - 1 -

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

The accompanying notes are an integral part of these consolidated statements of income.
                                       - 2 -

                      ACEWIN PROFITS LIMITED AND SUBSIDIARIES
                      ---------------------------------------

                        CONSOLIDATED BALANCE SHEETS AS OF
                        ----------------------------------
                         DECEMBER 31, 1993, 1994 AND 1995
                         --------------------------------
            (Amounts in thousands, except number of shares and share data)



                                                       December 31,
                                     ----------------------------------------------
                                        1993        1994        1995        1995
                                     ----------  ----------  ----------  ----------
                                         Rmb         Rmb         Rmb         US$
ASSETS

Current assets
  Cash and cash equivalents              28,857      30,440      50,320      6,041
  Accounts receivable, net               11,224      13,781      15,977      1,918
  Inventories                            15,920      14,801      16,369      1,965
  Prepayments and other current
    assets                               11,219      14,245      11,233      1,349
  Due from related companies              1,149       3,130       4,166        500
                                     ----------   ---------  ----------  ---------
Total current assets                     68,369      76,397      98,065     11,773
                                     ----------   ---------  ----------  ---------
Property, plant and equipment,
  net                                    52,037      54,621      67,222      8,070
Long-term investment                      2,543       2,348       2,278        273
Intangibles                               1,345       1,173       1,001        120
                                      ---------  ----------  ----------  ---------
Total assets                            124,294     134,539     168,566     20,236
                                      =========  ==========  ==========  =========
LIABILITIES AND
  SHAREHOLDER'S EQUITY
----------------------
Current liabilities
  Short-term bank loans                   3,450       3,450       3,450       414
  Long-term bank loans - current
    portion                              15,000      18,850      15,900     1,909
  Accounts payable                        4,390       4,248       8,796     1,056
  Accrued expenses and other
    payables                             10,160       7,823      10,819     1,299
  Taxes other than income                   453         535         715        86
  Due to related companies                3,037       1,214       2,718       326
                                     ----------  ----------  ----------  ---------
Total current liabilities                36,490      36,120      42,398      5,090
                                     ----------  ----------  ----------  ---------
Long-term bank loans                     20,740      16,140      15,490      1,860
Loans from related parties                  470         120        -          -
Due to Chinese joint venture
  partner                                   963       1,319      13,397      1,608
Due to China Strategic Holdings
  Limited                                34,262      36,702      36,550      4,388
Minority interests                       31,182      36,420      36,433      4,373
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

The accompanying notes are an integral part of these consolidated statements of cash flows.
                                     - 6 -

                     ACEWIN PROFITS LIMITED AND SUBSIDIARIES
                     ---------------------------------------

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
          ----------------------------------------------------------

             FOR THE PERIOD FROM OCTOBER 1, 1993 TO DECEMBER 31 1993 AND
             -----------------------------------------------------------
                     FOR THE YEARS ENDED DECEMBER 31,1994 AND 1995
                     ---------------------------------------------
                   (Amounts in thousands, except number of shares)



                                Shares of
                               Common Stock    Common Stock    Dedicated     Retained
                                                                Capital      Earnings       Total
                               ------------    ------------    ----------    ---------    ---------
                                  Number           Rmb            Rmb           Rmb         Rmb

Balance at October 30, 1993            1              1              -             -            1
Net income                           -              -                -            186         186
Transfer to dedicated capital        -              -                  1           (1)         -
                               -----------    -------------    -----------   ----------   ---------
Balance at December 31, 1993           1              1                1          185         187

Net income                          -               -                -          7,531        7,531
Transfer to dedicated capital       -               -                780         (780)          -
                               -----------    -------------    ------------   ----------   --------
Balance at December 31, 1994          1               1              781        6,936        7,718

Net income                          -               -                -         16,871       16,871
Transfer to dedicated capital       -               -                908         (908)         -
Dividend declared                   -               -                -           (291)        (291)
                               ----------     -------------    ------------   ----------   --------
Balance at December 31, 1995          1               1            1,689       22,608        24,298
                               ==========     =============    ============   ==========  =========








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



1.  ORGANIZATION AND PRINCIPAL ACTIVITIES
-----------------------------------------
Acewin Profits Limited ("the Company") was incorporated in the British Virgin Islands on October 4, 1993 with an authorized share capital of 50,000 common shares with a par value of US$1 each, one share was issued at its par value to China Strategic Holdings Limited ("CSH") (formerly known as China Strategic Investment Limited), a company incorporated in Hong Kong whose shares are listed on the Stock Exchange of Hong Kong.

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

China Machinery's interests in Wuxi CSI were transferred to CMHL at historical net book value of Rmb8,377 in exchange for CMHL's assumption of China Machinery's liability to CSH in an equal amount. The transfer of CSH's interest in CMHL to the Company was also effected at historical net book value. The transfer to CMHL by China Machinery of its interests in the Operating Subsidiary and the transfer of CSH's interest in CMHL to the Company were a result of a re-organization of companies under common control and have been accounted for effectively as poolings of interests. The accompanying consolidated financial statements of the Company have been restated to present the acquisition of the Operating Subsidiary as if it had been made in October 1993 by CMHL and the transfer of CSH's interest in CMHL to the Company had occurred on October 1, 1993.

Wuxi CSI operates in the PRC and accordingly is subject to special considerations and significant risks not typically associated with investments in equity securities of-United States and Western European companies. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. These are described further in the following paragraphs:

Political Environment

The value of the Company's interests in the Operating Subsidiary may be adversely affected by significant political, economic and social uncertainties in the PRC. A change in policies by the Chinese government could adversely affect the Company's interests in the Operating Subsidiary by, among other factors: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on foreign currency conversion, imports or sources of suppliers; or the expropriation or nationalization of private enterprises.

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

-------------------------------------         ----
The Chinese economy has experienced significant growth in the past five years, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the Chinese central government to control inflation have significantly restrained economic expansion recently.
 Similar actions by the central government of the PRC in the future could have a significant adverse effect on economic conditions in the PRC and the economic prospects for the Operating Subsidiary and the Company.

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

The Operating Subsidiary's products are primarily sold in the PRC for Renminbi. Thus, their revenues and profits are predominantly denominated in Renminbi, and will have to be converted to pay dividends to the Company in United States Dollars or Hong Kong Dollars. Should the Renminbi devalue against the United States Dollar, such devaluation would have a material ad-verse effect on the Company's profits and the foreign currency equivalent of such profits repatriated by the Operating Subsidiary to the Company. The Company currently is not able to hedge its Renminbi - Dollar exchange rate exposure in the PRC because neither the banks in the PRC nor any other financial institution authorized to engage in foreign exchange transactions offer forward exchange contracts.

Import Restrictions and the World Trade Organization

The PRC levies a tariff on imported vibration isolators or shock absorbers; this duty is intended in part to encourage the development of the domestic vehicle accessories industry.

The PRC is currently seeking to become a member of the World Trade Organization, which regulates trading among its signatory countries. If the PRC becomes a member of the World Trade Organization, import restrictions on vehicle accessories could be reduced. If such restrictions were removed, the Operating Subsidiary would face increasing competition from imported foreign vehicle accessory products.

Legal System

Since 1979, many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws and enforcement of existing laws may be uncertain and sporadic.

2.  BASIS OF PRESENTATION
--------------------------
The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). This basis of accounting differs from that used in the statutory financial statements of the operating Subsidiary, which were prepared in accordance with the accounting principles and the relevant financial regulations applicable to joint venture enterprises as established by the Ministry of Finance of China ("PRC GAAP").

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

  Restatement of monetary assets and liabilities denominated in foreign currencies to reflect the exchange rates prevailing at the balance sheet dates; and

  Adjustment to recognize sales and cost of sales upon delivery and acceptance of goods by customers.



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

Construction-in-progress (see Note 6) represents factory and office buildings under construction and plant and machinery pending installation. This includes the costs of construction, the costs of plant and machinery and interest charges arising from borrowings used to finance these assets during the period of construction or installation. Interest capitalized amounted to Rmb441, Rmb1,244 and Rmb1,456 respectively for the three months ended December 31, 1993 and for the years ended December 31, 1994 and 1995 respectively.

f.  Taxation: Income Taxes
    ----------------------
The Company was incorporated under the laws of the British Virgin Islands, and under current British Virgin Islands law, the Company is not subject to tax on income or on capital gains.

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

Prior to December 31, 1993, the Operating Subsidiary was subject to Consolidated Industrial and Commercial Tax at a rate of 5.05% on the invoiced value of goods sold.

In December 1993, the Chinese government promulgated several major new tax regulations which came into effect on January 1, 1994. These new tax regulations replaced a number of former tax laws and regulations including the Consolidated Industrial and Commercial Tax. Under these new tax regulations, the Operating Subsidiary is subject to value-added tax ("VAT") which is the principal indirect tax on the sales of tangible goods and the provision of certain specified services ("output VAT") and replaces the old Consolidated Industrial and Commercial Tax ("CICT") and Product Tax. The general VAT rate applicable to the Operating Subsidiary is 17.0%.

------------------------------------------------------
g.  Taxation: Sales and Value-added Taxes (Cont'd)
    ----------------------------------------------
Pursuant to a supplementary notice (the "notice") issued by the Ministry of Finance and the State Administration of Taxation ("SAT"), a deemed input VAT credit, calculated at 14.0% of the inventory balance as of January 1, 1994 was segregated from the carrying value of opening inventory balances of the Operating Subsidiary as of January 1, 1994. As a result, an amount of approximately Rmb1,977, being the deemed input VAT paid, was transferred from opening inventory balances and recorded as deferred assets in the statutory accounts of the Operating Subsidiary on January 1, 1994. The notice also stipulated that these deferred assets would be available to offset future VAT payable under certain specific circumstances. As of December 31, 1995 the full amount of Rmb1,977 had been utilized by the Operating Subsidiary to offset against VAT payable of the 1994 and 1995 fiscal years.

There is also a "grandfather" provision issued by the National People's Congress on December 29, 1993 for foreign invested enterprises previously paying CICT. The provision states that where the tax burden of foreign invested enterprises established before December 31, 1993 increases due to the above noted change in tax laws, such enterprises may, upon application to and with the approval of the tax authorities, obtain a refund of any tax paid in excess of the amount which would have been paid under previous CICT legislation. The maximum limit for application of this provision is five years from January 1, 1994.

According to a circular ("the Circular") issued by SAT in September 1994, which further clarified the inter-play between the deemed input credit and the grandfather provision, the computed grandfather refund of excess tax liability is to be firstly reduced by the unutilized balance of deemed input VAT credit. After the deemed input VAT credit is fully offset in this manner, any remaining balance of the grandfather refund would be refunded through a reduction in VAT liability for that period or in cash.

As of December 31, 1994 and 1995, the Operating Subsidiary claimed from the local tax bureau an aggregate amount of approximately Rmb2,141 and Rmb1,249 as grandfather refunds. Approximately Rmb9OO was received in the form of cash for 1995, while the remaining Rmb2,141 and Rmb349 for 1994 and 1995 respectively was utilized to offset against VAT payable for 1994 and 1995 respectively. The grandfather refunds have been included in the accompanying financial statements as a reduction in cost of goods sold for the years ended December 31, 1994 and 1995 respectively.

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

The Company's registered capital is denominated in United States Dollars and the reporting currency is Renminbi. For financial reporting purposes, the United States Dollars capital amounts have been translated into Renminbi at the swap centre rates prevailing at the capital injection date.

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

-------------------------------------------------------
i.    Dedicated Capital
   -----------------
In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the Operating Subsidiary maintains discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The Board of Directors of the Operating Subsidiary will determine on an annual basis the amount of the annual appropriations to dedicated capital. For the three months ended December 31, 1993 and for the year ended December 31, 1994, the Operating Subsidiary appropriated 5% of the after-tax profits as reflected in its statutory financial statements to each of the above three funds. For the year ended December 31, 1995, the Operating Subsidiary appropriated 5% of the after-tax profits as reflected in its statutory financial statements to each of the general reserve fund and the staff welfare and incentive bonus fund. Such appropriations are reflected in the year end consolidated balance sheets under shareholder's equity as dedicated capital; however, the appropriation for the staff welfare and incentive bonus fund is charged to income before arriving at net income and the unused portion is recorded as a current liability.

j.  Long-term investment
    ---------------------
Long-term investment includes Chinese government bonds and unlisted investments held for the long-term and are stated at cost less provision for permanent diminution in value.

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
                                      ============  ============  ==========

Wuxi CSI had a trade receivable with one of its customers, which accounted for approximately Nil%, 12% and 11% of the accounts receivable as of December 31, 1993, 1994 and 1995 respectively. Sales to two major customers under the ownership of the same ultimate holding company accounted for approximately 45%, 70% and 85% of the total sales for the three months ended December 31, 1993 and the years ended December 31, 1994 and 1995 respectively. Sales to the third largest customer accounted for approximately 4%, 11 % and 10% for the respective period/years mentioned above.

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
                                ==========     =============   ============


6.  PROPERTY, PLANT AND EQUIPMENT
-----------------------------------

                                                December 31,
                                  ------------------------------------------
                                    1993           1994              1995
                                 ----------    ------------     ------------
                                     Rmb           Rmb               Rmb


Plant and office buildings         12,775          15,516            20,021
Machinery and equipment            21,965          25,154            38,550
Motor vehicles                      1,559           2,641             2,773
Furniture, fixtures and office
  equipment                           611           2,157             2,847
Construction-in-progress           15,561          11,740             8,375
Less: Accumulated depreciation       (434)         (2,587)           (5,344)
                                 -----------   --------------    -----------
Net book value                     52,037           54,621           67,222
                                ===========    =============     ===========


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
                             ============   ==============    =============

7.  LONG-TERM INVESTMENT Cont'd
-------------------------------
The directors are of the opinion that the underlying values of the investments were not less than their carrying values as of December 31, 1993, 1994 and 1995 respectively.

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

10.  OBLIGATIONS AND COMMITMENTS
--------------------------------
As of December 31, 1995, the Company had outstanding capital commitments for purchases of machinery and equipment of approximately Rmb10,776. As of December 31, 1995, the Operating Subsidiary had also entered into a joint venture agreement with a German company for the formation of a joint venture company in Wuxi City, Jiangsu Province in the PRC. Total capital commitments as of March 25, 1996 (date of formation of the joint venture company) amounted to US$1,960 (see Note 17.a).



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

13.  DUE TO CHINESE JOINT VENTURE PARTNER
------------------------------------------
The amounts due to Chinese joint venture partner represent the excess of the book value of the net assets contributed by the Chinese joint venture partner upon the formation of the Operating Subsidiary over its share of the registered capital of the joint venture enterprise.

The balance as of December 31, 1995 included dividends payable to the Chinese joint venture partner of Rmb13,373 which represented its share of the distribution of the profit after appropriations to dedicated capital for the year ended December 31, 1995 as reflected in the statutory financial statements of the Operating Subsidiary.

These amounts are unsecured, non-interest bearing and have no fixed repayment date.



14.  RETIREMENT PLANS
----------------------
As stipulated by the regulations of the Chinese government, all of the Chinese staff of the Operating Subsidiary are entitled to an annual pension on retirement, which is equal to their basic salaries at their retirement dates. The Chinese government is responsible for the pension liability to these retired staff. The Operating Subsidiary is only required to make specified contributions to the state-sponsored retirement plan calculated at 23.5% (for 1993) and 25.5% (for 1994 and 1995) of the basic salary of the staff. The expenses reported in the consolidated financial statements related to these arrangements were Rmb379 for the three months ended December 31,1993, and Rmb2,125 and Rmb2,222 for the years ended December 31, 1994 and 1995 respectively.

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


17.  SUBSEQUENT EVENTS
----------------------
a. Pursuant to a joint venture agreement signed in December 1995 by the Operating Subsidiary with Vulkan Kupplungs - U Getriebebau B. Hackforth GMBH & Co. KG, a Germany incorporated company, the Operating Subsidiary formed a new Sino-foreign joint venture enterprise established in the City of Wuxi, Jiangsu Province in the PRC. Details of the provisions in the joint venture agreement are as follows:

------------------------------


                      Percentage of
Name of joint         interest held      Date of        Total
Registered     Principal
venture company         by Wuxi CSI     formation     investment
capital      activities
---------------       -------------   ------------   ------------    -------
----    ------------
Wuxi Vulkan                49%        March 25,1996   US$  $8,000    US$
4,000    Production of
 Couplings Co.,
          Couplings
 Ltd. ("WVCC")




WVCC will have a duration of fifty years.

b. Pursuant to an acquisition agreement dated February 8, 1996 between Regal International Inc., ("Regal"), a Delaware Corporation whose shares are listed on the National Association of Securities Dealers Automated Quotations ("NASDAQ"), Acewin Profits Limited ("the Company") and China Strategic Holdings Limited ("CSH"), Regal acquired all the issued and outstanding shares of the Company at a consideration of US$13.5 million to be satisfied through the issuance of a US$13.5 million Convertible
Note (the "Convertible Note") by Regal to CSH bearing interest at 9% per annum after an initial 6-month interest-free period. The principal and any unpaid interest owing on the Convertible Note can be convertible into shares of the Common Stock, US$0.01 par value, of Regal ("Common Stock") at a conversion price of US$0.0302 per share. The Convertible Note, if exercised by CSH would give CSH a controlling interest of more than 80% in Regal. This Convertible Note is secured by a pledge of Regal's interest in the shares of the Company in favour of CSH.

Pursuant to the acquisition agreement, the principal amount of the Convertible Note will be reduced by a pre-determined formula if the audited financial statements of Wuxi CSI for the year ended December 31, 1995 reflect an after tax profit of less than US$3 million.

c. Pursuant to an agreement signed between CSH and the Company dated January 19, 1996, the payable balance of Rmb36,550 due to CSH as of December 31, 1995 will be contributed by CSH into the Company as additional paid-in capital and shall only be payable upon liquidation of the Company.

                             FINANCIAL STATEMENTS OF ACEWIN PROFITS LIMITED

                             ----------------------------------------------
                                  PART II
                                  -------

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


To Acewin Profits Limited:


We have audited the accompanying statements of income, cash flows and changes in equity of Wuxi CSI Vibration Isolator Co., Ltd. ("Wuxi CSI"), incorporated in the People's Republic of China, for the nine months ended September 30, 1993, expressed in Chinese Renminbi. The financial statements are the responsibility of the Wuxi CSI's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and cash flows of Wuxi CSI for the nine months ended September 30, 1993, in conformity with generally accepted accounting principles in the United States of America.



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

                                                          1993 Pre-joint
                                                              Venture
                                                               Period
                                                          ----------------
                                                                 Rmb
Cash flows from operating activities:
  Net income                                                        6,109
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                   1,617
    Allowance for doubtful accounts                                   214
    Loss on disposal of fixed assets                                  239
  Increase in assets:
    Accounts receivable                                            (2,976)
    Inventories                                                    (2,823)
    Prepayments and other current assets                           (2,882)
  Increase (decrease) in liabilities:
    Accounts payable                                                  480
    Accrued expenses and other payables                            (7,693)
    Taxes other than income                                           229
                                                            ---------------
Net cash used in operating activities                              (7,486)
                                                            ---------------
Cash flows from investing activities:
  Acquisition of property, plant and equipment                     (1,887)
  Investments in investee companies                                (1,005)
  Redemption of government debentures                                 110
                                                             --------------
Net cash used in investing activities                              (2,782)
                                                             --------------
Cash flows from financing activities:
  Net proceeds from short-term bank loans                              55
  Proceeds from long-term bank loans                               12,985
  Repayment of long-term bank loans                                (7,019)
  Contribution from Chinese partner, net                            1,474
                                                            ---------------
Net cash provided by financing activities                           7,495
                                                            ---------------
Net increase in cash and cash equivalents                          (2,773)
Cash and cash equivalents, at beginning of period                   5,280
                                                             --------------
Cash and cash equivalents, at end of period                         2,507
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

                      WUXI CSI VIBRATION ISOLATOR CO., LTD
                      ------------------------------------
                          STATEMENT OF CHANGES IN EQUITY
                          ------------------------------
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,1993
                   -------------------------------------------
                     (THE "1993" PRE-JOINT VENTURE PERIOD")
                     --------------------------------------
                            (Amounts in thousands)

                              Dedicated            Retained
                               Capital             Earnings          Total
                            ------------         ------------    -----------
                                 Rmb                  Rmb             Rmb

Balance at December 31, 1992    22,678                 925           23,603

Net income                           -               6,109            6,109

Transfer to dedicated capital    8,101              (8,101)              -

Contribution from former
  Chinese partner                  -                 1,474            1,474
                            -----------        --------------   ------------
Balance at end of 1993 Pre-
  Joint Venture Period          30,779                 407           31,186
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

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES
-----------------------------------------
Wuxi CSI Vibration Isolator Co., Ltd. (hereinafter, together with its Predecessor, referred to as the "Operating Subsidiary") was incorporated in the People's Republic of China (the 'PRC") as a Sino-foreign equity joint venture enterprise on September 10, 1993 under "The Law of China on joint Ventures using Chinese and Foreign Investment". Prior to its incorporation as a Sino-foreign equity joint venture enterprise, the Operating Subsidiary was owned by the municipal government of Wuxi City. The ultimate holding company of Wuxi CSI is currently China Strategic Holdings Limited ('CSH"), a Hong Kong corporation. The cash consideration paid by CSH for the acquisition of its interests in Wuxi CSI was US$4,400. The Operating Subsidiary was initially formed between China Machinery Holdings Limited ("China Machinery"), a company incorporated in Hong Kong and a wholly -owned subsidiary of CSH. Pursuant to a shareholder's resolution dated December 13, 1995 and approved by the relevant PRC authorities, China Machinery's interest in Wuxi CSI was transferred to China Machine (Holdings) Limited ("CMHL"). Details of the equity capital of the Operating Subsidiary as of December 31, 1995 are as follows:

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

the profit and loss sharing ratio is the same as the percentage of equity interest, and the Board of Directors consists of 7 members: 4 designated by CMHL and 3 designated by Wuxi Vibration Isolator Factory, the Chinese joint venture partner of Wuxi CSI.

2.  BASIS OF PRESENTATION
-------------------------
The accompanying financial statements present the results of operations and cash flows of the business of the Predecessor for the nine-month period ended September 30, 1993 prior to its incorporation as a Sino-foreign equity joint venture enterprise and the acquisition by China Machinery (the "1993 Pre-joint Venture Period").

The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). This basis of accounting differs from that used in the statutory accounts of the Predecessor, which were prepared in accordance with the accounting principles and the relevant financial regulations applicable to state-owned enterprises as established by the Ministry of Finance of China ("PRC GAAP").

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

b.  Taxation
    --------
The Predecessor, being a state-owned enterprise, was subject to Chinese income taxes in accordance with tax regulations applicable to state-owned enterprises. During the 1993 pre-joint venture period, the Predecessor, with the approval of the local Tax Bureau, was liable to pay tax at a fixed amount of Rmb850.

----------------------------------------------

b. Taxation (cont'd)

   ----------------

The Predecessor was subject to value added tax applicable to state-owned enterprises during the 1993 pre-joint venture period at a rate of 14% of the invoiced value of goods sold.

The Company provides for deferred income taxes using the liability method, by which deferred income taxes are recognized for an significant temporary differences between the tax and financial statement bases of assets and liabilities. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the financial statements.

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



4.  FOREIGN CURRENCY EXCHANGE
    -------------------------
The Renminbi is not freely convertible into foreign currencies. All foreign exchange transactions involving Renminbi must take place either through the Bank of China or other institutions authorized to buy and sell foreign exchange or at a swap center. The exchange rates used for transactions through the Bank of China and other authorized banks are set by the Chinese government from time to time whereas the exchange rates available at a swap center are determined largely by supply and demand. Sino-foreign equity joint venture enterprises can enter into exchange transactions at swap centers. As a state-owned enterprise, the Predecessor did not have access to swap centers. Payment for imported materials and remittance of earnings outside of China are subject to the availability of foreign currency which is dependent on the foreign currency denominated earnings of the entity or must be arranged through a swap center. Approval for exchange at the swap center is granted to joint venture enterprises for valid reasons such as purchase of imported materials and remittance of earnings.

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



6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
------------------------------------------------------
During the period, the Operating Subsidiary contributed cash and certain assets into three investee companies ("the investee companies") in consideration of non-controlling interests in each of the investee companies. Details of the contributions made by the Operating Subsidiary were as follows:

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

The unaudited pro forma consolidated financial statements are based upon the historical consolidated financial statements of Regal International, Inc. as of December 31, 1995 after giving effect to the pro forma adjustments described in the notes thereto as if the acquisition of Acewin Profits Limited and its subsidiaries by Regal as described in (i) above and sale and transfer of assets to New Regal by Regal as described by (ii) above had occurred on January 1, 1995.

The unaudited pro forma consolidated financial statements do not purport to represent what the financial positions and results of operations of Regal would actually have been if the events described above had in fact occurred on January 1, 1995, or to project the financial positions and results of operations of Regal for any future date or period.

The unaudited pro forma consolidated financial statements should be read in conjunction with the consolidated financial statements of Regal
International, Inc. and of Acewin Profits Limited and its subsidiaries, including the notes thereto.
                                      - 1 -

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

Selling and

  administrative

  expenses       2,660                -             1,871                                     1,871
Interest expenses
  (income), net    328                -              (195)                                     (195)
Other income, net (447)               -               (77)                                      (77)
           --------------    -------------- --------------  ------------- ------------ -------------
Total costs and
  expenses       7,563                -             9,348                                     9,348
           --------------    -------------- --------------  ------------- ------------ -------------

Income from

  continuing

  operations before

  income tax       28                 -              3,619                                    3,619

Provision for income

  tax              -                  -                 -                                        -
            --------------    -------------- --------------  ------------- ------------ ------------

Income from
  continuing
  operations       28                 -              3,619                                    3,619
Income from
  discontinued
  operations      -                    28                -                                       28
            -------------    -------------- --------------  ------------- ------------ -------------

Income before
  minority
  interests       28                   28             3,619                                   3,647

Minority
  interests       -                   -              (1,601)                                 (1,601)
            -------------    --------------   --------------  ------------- ------------ -----------

Net income        28                   28             2,018                                   2,046
            =============    ==============   ==============  ============== ===========  ==========






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
              $'000             $'000          $'000                         $'000       $'000
                               (Note 1)       (Note 2)        (Note 3)

ASSETS
-------
Current assets
Cash and cash
equivalents          11               800          6,026                                      6,826
Restricted cash      19                 -              -                                          -
Note                  -               149              -                                        149
Accounts receivable,
  net             1,583                 -          1,913                                      1,913
Inventories       2,460                 -          1,960                                      1,960
Prepayments and
  other current
  assets            219                 -          1,345                                      1,345
Due from related
  companies           -                 -            499                                        499
          --------------    -------------- --------------  ------------- ------------ --------------

Total current
  assets          4,292               949         11,743                                     12,692
          --------------    -------------- --------------  ------------- ------------ --------------

Property,
  plant and

  equipment net   1,836                 -          8.050                                      8,050
Long-term
investment           16            13,500            273         (c)         (13,500)           273
Note receivable       -             1,551              -                                      1,551

Intangibles           -                 -            120                                        120
          --------------    -------------- --------------  ------------- ------------ --------------

Total assets      6,144            16,000         20,186                                     22,686
          ==============    ============== ===============  ============= ============ =============
LIABILITES AND
  SHAREHOLDERS'
  EQUITY
---------------
Current liabilities
  Short-term bank
    loans             -                 -            413                                        413
  Long-term loans -
  current portion   865                 -          1,904                                      1,904
  Accounts
   payable          752                 -          1,053                                      1,053
  Accrued expenses
    and other
    payables        595                 -          1,296                                      1,296
  Taxes other than
      income          -                 -             86                                         86
  Due to related
companies             -                 -            326                                        326
          --------------    -------------- --------------  ------------- ------------ --------------


Total current
liabilities       2,212                -           5,078                                      5,078
          --------------    -------------- --------------  ------------- ------------ --------------



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

                     REGAL INTERNATIONAL, INC. AND SUBSIDIARIES

                     ------------------------------------------
                         NOTES TO UNAUDITED PRO FORMA
                         -----------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                     --------------------------------------

1.  ADJUSTMENTS TO REGAL INTERNATIONAL, INC.'S HISTORICAL
    FINANCIAL STATEMENTS
   ------------------------------------------------------
Pursuant to an Acquisition Agreement dated February 8, 1996 between Regal International, Inc. ("Regal'), Acewin Profits Limited ("AP"), a British Virgin Islands corporation and China Strategic Holdings Limited ("CSH"), a Hong Kong company, Regal acquired all the issued and outstanding shares of AP at a consideration of US$13.5 million to be satisfied through the issuance of a US$13.5 million Convertible Note (the "Convertible Note") by Regal to CSH bearing interest at 9% per annum after an initial 6-month interest-free period. The principal and any unpaid interest owing on the Convertible Note can be convertible into shares of the Common Stock, US$0.01 par value, of Regal ("Common Stock") at a conversion price of US$0.0302 per share. Acewin's sole asset is a 55% joint venture interest in Wuxi CSI Vibration Isolator Co. Ltd., a Sino-foreign equity joint venture incorporated in the People's Republic of China, held through an intermediate Hong Kong company, China Machine (Holdings) Limited.

Pursuant to another Asset Purchase Agreement ("the agreement") dated February 8, 1996 between Regal International, Inc. ("Regal") and Regal (New) International, Inc. ("New Regal"), Regal sold and transferred the existing operating assets and real property of Regal to New Regal in exchange for US$2.5 million and New Regal's assumption of all liabilities of Regal, other than the Convertible Note. Pursuant to the agreement, the US$2.5 million portion of the purchase price was paid as follows: US$800,000 in cash and the balance by delivery of two promissory notes, one in the principal amount of US$900,000 (the "US$900,000 Note") and the second in the principal amount of US$800,000 (the "US$800,000 Note"). The US$900,000 Note bears interest at 9% per annum and is payable in sixty equal monthly installments of principal and interest. The US$800,000 Note bears no interest and is due and payable in one installment on January 31, 2001.

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

The transfer of CSH's equity interest i AP to Regal has been accounted for as a pooling- of interests in the accompanying unaudited pro forma consolidated financial statements as the transfer is considered a transfer of assets between entities under common control.

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

(c) To eliminate the investment in AP on consolidation. The difference between CSH's historical cost of investment in AP and the acquisition cost to Regal has been treated as reduction of additional paid-in capital as the transfer is considered a transfer of assets between entities under common control.


4.  INCOME TAXES
    ------------
No provision for United States federal income taxes or tax benefits on the undistributed earnings and/or losses of the PRC Operating Subsidiary has been provided as the earnings have been reinvested and, in the opinion of management will continue to be reinvested indefinitely.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

   The Board of Directors of the Registrant has elected to change its independent accountants from Pannell Kerr Forster of Texas P.C. ("Pannell Kerr") to Arthur Anderson & Co. The decision resulted from the fact that after February 19, 1996 the Registrant's sole operating subsidiary is located in the Peoples Republic of China, a location where Pannell Kerr does not have offices. Although Pannell Kerr's report on the Registrant's audited financial statements for the fiscal year ended December 31, 1994 and 1995 contained a "going concern" qualification, the change in independent accountants is not related to such qualification or to any disagreement with Pannell Kerr.

   During the prior two fiscal years of the Registrant and any subsequent interim period preceding the change of the Registrant's accountants, there were no disagreements with Pannell Kerr on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                  PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

   Listed below are the names, ages and positions as of August 31, 1996 of the executive officers and directors of the Company. The Company's executive officers are appointed by the Board of Directors to serve in their respective capacities until their successors are duly appointed by the Directors and qualified to serve. The Certificate of Incorporation of the Company provides for classification of the Board of Directors into three classes (Class I, Class II and Class III) having staggered terms of three years each. The Board of Directors of the Company shall consist of not less than five nor more than twelve members as determined by resolution of the Board or by the Stockholders at any annual meeting. At present, the Company's Board of Directors consist of five directors who serve during the term of their class, or until their class is assigned, and until their successor is appointed:

Name                             Age      Position and office
----                             ---      -------------------
Oei Hong Leong (2)               48       Chairman of the Board of Directors

Richard N. Gray (1)              50       Director

Martin Furner (1)                43       Director

Chung Cho Yee Mico (2)           35       Director

Ma Wai Man (Catherine) (2)       30       Director and Secretary
___________________________

(1) No Class Assigned. The Directors were chosen to fill a newly created directorship and shall hold office until the next annual election and until his successor is duly qualified and elected.

(2) No Class Assigned. The Directors were chosen to fill vacancies and shall hold office until the next annual election and until his successor is duly qualified and elected.

   Oei Hong Leong, Chairman of the Board of Directors, 48. Mr. Oei was elected to Regal's Board of Directors in February 1996 and as Chairman of the Board of Directors in June, 1996. Mr. Oei is the founder and Chairman of the Board of China Strategic Holdings Limited ("CSH"), having formed such company in 1991. CSH is a holding company formed to invest in China in enterprises which can benefit from improved production, financial assistance and marketing management. CSH has acquired interests in many industries, including the manufacturer of beer, tires and paper. Mr. Oei is the Chairman of China Tire Holdings Limited ("CTHL"), a subsidiary of CSH listed on the New York Stock Exchange and he is also the Chairman of MRI Holdings Limited ("MRI") and Bolton Group (International) Limited ("Bolton"), associate companies listed on the Australia Exchange and the London Stock Exchange respectively.

   Richard Gray, Director, 50. Mr. Gray, a Trustee of GHL (Senior) Pension Fund that has as its wholly owned subsidiary Harlequin Investment Holdings Limited, a British Virgin Islands company, was elected to the Board of Directors on September 24, 1993, succeeding Girish Sharma. Mr. Gray is a practicing Chartered Accountant and Business Consultant who has substantial experience in establishing new businesses, particularly international trading companies.

   Martin Furner, Director, 43. Mr. Furner was elected to Regal's Board of Directors on February 1, 1995. Mr. Furner is the Chairman of the Board of Tapestry Holidays, a specialist tour operator in the UK. Mr. Furner is member of the Association of Certified Management Accountants and the Institute of Travel and Tourism, and holds a Wine & Spirits Education Trust Higher Certificate.

   Chung Cho Yee, Mico, Director, 35. Mr. Chung is a solicitor by profession and has extensive experience in corporate finance. Mr. Chung graduated from London University and previously worked for a law firm and an investment bank. Mr. Chung sits on the board of CSH and several other companies listed on foreign exchanges, including CSH, CTHL, MRI and Bolton.

   Ma Wai Man, Catherine, Director and Secretary, 30. Ms. Ma is a chartered secretary and has over 9 years of working experience in the company secretarial profession. Ms. Ma is a Director of CSH and MRI. She is also the Secretary of CTHL and Bolton.

ITEM 10. EXECUTIVE COMPENSATION

   The following table sets forth a summary of the compensation paid to the Chief Executive Officer of the Company during the fiscal year ended December 31, 1995. No other officer of the Company received salary and bonus in excess of $100,000 during such period. Janak N. Desai, the President and Chief Executive Officer of the Registrant, resigned as an officer and director of the Company effective February 19, 1996. The Board of Directors have not elected a person to fill this position.

TABLE 10 SUMMARY OF COMPENSATION

                                  Annual              Long-Term Compensation
                                  Compensation        Award Stock Underlying
Name and Position       Year      Salary ($)          Options
-----------------       ----      ----------          -------

Janak N. Desai          1995       $108,000             -0-
President and Chief     1994       $107,000             -0-
Executive Officer       1993        $99,000             -0-

STOCK OPTIONS
-------------

   No Stock options or stock appreciation rights were granted to Janak N.
Desai.

DIRECTORS FEES
--------------

   During the fiscal year ended December 31, 1995, Directors were reimbursed for travel and other expenses relating to Board and committee meetings. The Chairman of the Board was paid $5,000 monthly. Other non-employee Directors received $500, an additional $500 for serving on the Compensation Committee or Audit Committee, and an additional $1,500 for serving on the Executive Committee, paid on a monthly basis. The Board has not determined what, if any, fees will be paid to Directors during fiscal 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERS AND MANAGEMENT
---------------------

a) The following sets forth the only persons known to the Company to be beneficial owners as of August 15, 1996, of more than five percent (5%) of the Company's Common Stock:

                                COMMON STOCK

Name and Address of Stockholders Number of Shares Owner  Percentage of Class
-------------------------------- ----------------------  -------------------
China Strategic Holdings Ltd. (1)     487,519,868               92.2% (2)
  52/F Bank of China Tower
  1 Garden Road, Hong Kong

Harlequin Investment Holdings
   Ltd. (3) (4)                        12,452,082              15.22%
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

(2) Percent of Class is based upon 81,806,198 shares of Common Stock outstanding at August 15, 1996 and 447,019,868 shares of Common Stock issuable upon conversion of the $13.5 million Convertible Note.

(3) Harlequin Investment Holdings Limited has sole voting and investment power with respect to the shares of Common Stock. Does not include 8 million shares of Common Stock which can be acquired at any time upon exercise of a Stock Purchase Option granted by China Strategic Holdings Limited to Harlequin. The percentage of class is based on 81,806,198 shares of Common Stock outstanding at August 15, 1996.

(4) Harlequin Investment Holdings Limited is a wholly owned subsidiary of GHL (Senior) Pension fund, Noble House, Queens Road, St. Peter Port, Guernsey, Channel Islands. Richard N. Gray and Overseas Trust Company Limited are trustees of GHL (Senior) Pension Fund and have the same address (as of August 31, 1996).

Mr. Gray and Overseas Trust Company Limited each disclaim beneficial ownership of the shares of Common Stock.

b) The following table sets forth information as of August 15, 1996 regarding beneficial ownership of Common Stock of the Company by (I) each director of the Company and (ii) all directors and officers as a group:

                            Number of Shares of
                               Common Stock           Percentage
Name                         Beneficially Owned        of Class
----                         ------------------        --------

Richard N. Gray (B)              12,452,082             15.22%
Oei Hong Leong (A)(C)           487,519,868             91.2%
Chung Cho Yee Mico (A)(C)       487,519,868             91.2%
Ma Wai Man (A)                  487,519,868             91.2%(D)
Martin Furner                        -                    *
All Directors and Officers
  as a Group (5 persons)        499,971,950             94.54%
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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ACQUISITION OF WUXI CSI
-----------------------

   On February 19, 1996, the Registrant acquired all the issued and outstanding shares of Acewin Profits Limited, a British Virgin Islands corporation ("Acewin"), from China Strategic Holdings Limited, a Hong Kong company ("CSH"). Acewin's sole asset is a 55% joint venture interest in Wuxi CSI Vibration Isolator Co., Ltd. ("Wuxi CSI"), a Sino-foreign joint venture. Regal paid $13.5 million for the shares of Acewin capital stock. Such purchase price was paid by delivery of a $13.5 million Convertible Note bearing interest at the rate of nine percent (9%) per annum (the "Convertible Note").

   The Convertible Note is payable interest only on an annual basis, with all principal being due and payable on January 31, 1999. The principal and any unpaid interest owing on the Convertible Note are convertible into shares of Regal Common Stock at a conversion price of $0.0302 per share. The purchase price was approved by the Board of Directors of the Registrant based upon Wuxi CSI having an after-tax profit of not less than $3.0 million so that the purchase price paid by the Company for the Wuxi CSI interest would not exceed eight (8) times Wuxi CSI's 1995 after-tax earrings. The Convertible Note is secured by a Pledge Agreement granting CSH a security interest in the shares of Acewin capital stock. In connection with the above-described transactions, Janak Desai, Nils Ollquist and Garish Sharma resigned as directors of Regal, and Oei Hong Leong, the Chairman of CSH, Chung Cho Yee Mico, and Ma Wai Man were elected to fill the vacancies created by such resignations. As a result of this transaction, CSH became a principal stockholder of the Company. Oei Hong Leong, Chung Cho Yee Mico and Ma Wai Man are Chairman of the Board, Executive Director and Company Secretary, respectively, of CSH.

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

   Harlequin Investment Holdings, Inc., a principal stockholder of the Company ("Harlequin"), owns all the outstanding capital stock of New Regal. Harlequin is a wholly owned subsidiary of GHL (Senior) Pension Fund. Mr. Gray, the Director of the Board of the Company, is a trustee of GHL (Senior) Pension Fund (as of August 31, 1996).

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

ACQUISITION OF HANGZHOU HUANTONG
--------------------------------

On September 10, 1996, the Registrant has consummated a transaction whereby the Registrant acquired all the issued and outstanding shares of Westronix Limited, a British Virgin Islands corporation ("Westronix"),from CSH pursuant to the terms of the Acquisition Agreement entered into on September 10, 1996. Westronix's sole asset is a 100% equity interest in China Construction Holdings Limited, a Hong Kong Limited ("China Construction") which owns 51% joint venture interest in Hangzhou Zhongche Huantong Development Co., Ltd. ("HZHD"), a Sino-foreign joint venture established in Hangzhou, Zhejiang Province, China on June 23, 1993. The consideration paid by the Registrant was a $30 million Convertible Note bearing interest at the rate of nine percent (9%) per annum after an initial six (6) month interest-free period (the "Note").

The Note is payable interest only on an annual basis, with all principal being due and payable on September 10, 1999. The principal and any unpaid interest due on the Note are convertible into shares of Common Stock, $0.01 par value, of the Registrant at a conversion price of $0.0302 per share. The
Note is secured by all assets of Westronix and its related subsidiaries.

HZHD is a joint venture between China Construction (51%) and Hangzhou Transportation Development Corporation (49%). CSH from whom the Registrant acquired HZHD, is an affiliate of the Registrant and the major shareholder of the Registrant's common stock. Three directors of the Registrant are also the directors of CSH.

 The Company shares the office space and administrative support, with CSH, a major shareholder of the Company. In fiscal 1996, the Company was charged RMB 1.29 million by CSH as a management fee for the use of the office space and staff support.

DISPOSITION OF ACEWIN PROFITS LIMITED (WUXI CSI)
------------------------------------------------

    On September 11, 1996, the Registrant disposed of all the issued and outstanding shares of Acewin Profits Limited, to BTR China Holdings B.V., a Netherlands company (the "Purchaser") pursuant to the terms of the Agreement relating to the sale and purchase of the entire issued share capital of Acewin (the "Agreement") entered into on September 11, 1996. Acewin's sole asset was a 100% equity interest in, China Machine Holdings Limited ("China Machine"), a Hong Kong company, which owned 55% joint venture interest in Wuxi CSI Vibration Isolator Co., Ltd.

     The consideration paid by the Purchaser consisted of $13,950,000 (the "Purchase Price"). The major portion of the proceeds were then used to repay the $13,500,000 Convertible Note payable to Horler Holdings Limited ("Horler"), a wholly-owned subsidiary of CSH, and issued by the Registrant in connection with the acquisition of Wuxi in February of 1996.

     The Board of Directors of the Registrant determined that disposition of Wuxi was in the best interest of the Registrant and was advantageous to the Registrant's plans to concentrate the resources of the Registrant in infrastructure projects in China in connection with the Registrant's recent acquisition. The disposition of Acewin was approved by the stockholders of the Registrant in a consent action in writing of the majority stockholders.

OTHER MATTERS
-------------

   During the fiscal year ended December 31, 1995, the Company paid interest on loans made by Harlequin of $131,000.

   During 1995, directors fees of $9,500, $6,000 and $11,000 were paid to Messrs. Sharma, Furner and Ollquist, respectively, and $60,000 payable to Mr. Richard Gray was accrued during 1995. Messrs. Sharma and Ollquist have subsequently resigned as directors.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      --------

      Exhibit 21 - Subsidiaries of the Registrant.

(b)   Reports on Form 8-K/A
      ---------------------
The Registrant filed.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              REGAL INTERNATIONAL, INC.



                                        By: /s/Oei Hong Leong
                                          ---------------------------------
                                            Oei Hong Leong
                                          Chairman of the Board of Directors

                                       Date: 8/7/97


Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/Chung Cho Yee, Mico               Date:    8/7/97
   -------------------------------            -------------------
    Chung Cho Yee, Mico
    Director

By: /s/ Ma Wai Man, Catherine            Date:    8/7/97
   -------------------------------            -------------------
    Ma Wai Man, Catherine
    Director

By: /s/ Richard N. Gray                  Date:    8/7/97
   -------------------------------            -------------------
    Richard N Gray
    Director

By: /s/ Martin Furner                    Date:    8/7/97
   -------------------------------            --------------------
    Martin Furner
    Director