Form 10QSB
period 1997-06-30
REGAL INTERNATIONAL INC
filed 1997-08-19
CIK 357434

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

[   ]   TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-8334

                         REGAL INTERNATIONAL, INC.
         (Exact name of small business as specified in its charter)


    Delaware                                           75-1071589
------------------                                  ----------------
(State or other jurisdiction                          (IRS Employer
of incorporation or organization)                  Identification No.)


                           52/F Bank of China Tower
                                1 Garden Road
                                  Hong Kong.
                 (Address of principal executive offices)

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

Yes  X      No _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : July 31, 1997, 81,806,198 shares.

Transitional Small Business Disclosure Format (check one) :
 Yes ____   No  X

                              TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION
                                                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

   Consolidated Statements of Operations
   for the six months and three months ended June 30, 1997
   and June 30, 1996 (Unaudited)                                       1

   Consolidated Balance Sheets at June 30, 1997
   and December 31,1996 (Unaudited)                                    2

   Consolidated Statements of Cash Flows
   for the six months ended June 30, 1997
   and June 30, 1996 (Unaudited)                                       3

   Notes to Consolidated Financial Statements                     4 - 14

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS
   OR PLAN OF OPERATION                                           15- 18


PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     19

   ITEM 2   -   CHANGE IN SECURITIES                                  19

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       19

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS                                   19

   ITEM 5   -   OTHER INFORMATION                                     19

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      19


                           REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                     SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996
               (Amounts in thousands, except number of shares and per share data )
                                     Six Months Ended June 30,          Three Months Ended June 30,
                           ------------------------------------------   ---------------------------
                               1997           1997           1996           1997           1996
                           ------------   ------------   ------------   ------------   ------------
                                US$            Rmb            Rmb            Rmb            Rmb
Toll revenue                     2,472         20,493         18,410         10,991         10,753

General and administrative
  expenses                      (1,808)       (14,987)        (5,387)       (10,255)        (2,698)

Exchange gain                        1              7             69             (7)           233
                           ------------   ------------   ------------   ------------   ------------

  (Loss) Income from continuing
    operations before income
    taxes and minority interest    665          5,513         13,092            729          8,288
Provision for income taxes          -              -              -              -              -
                           ------------   ------------   ------------   ------------   ------------

  Income from continuing
    operations before minority
    interest                       665          5,513         13,092            729          8,288
Minority interests                (791)        (6,555)        (6,566)        (3,468)        (4,009)
                           ------------   ------------   ------------   ------------   ------------

  Income from continuing
    operations                    (126)        (1,042)         6,526         (2,739)         4,279

Loss from discontinued operations   -              -          (1,149)            -              -
                           ------------   ------------   ------------   ------------   ------------

  Net (loss) income               (126)        (1,042)         5,377         (2,739)         4,279
                           ============   ============   ============   ============   ============

Earnings per common share (Primary):
- from continuing operations    (0.002)        (0.013)         0.080         (0.033)         0.052
- from discontinued operations      -              -          (0.014)            -              -
                           ------------   ------------   ------------   ------------   ------------
                                (0.002)        (0.013)         0.066         (0.033)         0.052
                           ============   ============   ============   ============   ============

Earnings per common share (Fully diluted):
- from continuing operations   (0.0001)       (0.0010)        0.0061        (0.0025)        0.0040
- from discontinued operations      -              -         (0.0011)            -              -
                           ------------   ------------   ------------   ------------   ------------
                               (0.0001)       (0.0010)        0.0050        (0.0025)        0.0040
                           ============   ============   ============   ============   ============

Weighted average common
shares outstanding          81,806,198     81,806,198     81,806,198     81,806,198     81,806,198
                           ============   ============   ============   ============   ============


Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on June 30, 1997 of US$1.00 = Rmb8.29.  No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 1997 or at any other certain rate.

The accompanying notes are an integral part of these consolidated statements of income.

                                                 -1-



                            REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                JUNE 30, 1997 AND DECEMBER 31, 1996
                (Amounts in thousands, except number of shares and per share data)
                                                   June          June        December
                                                 30, 1997      30, 1997     31, 1996
                                               -----------   -----------   -----------
                                                    US$          Rmb          Rmb
ASSETS
------

Current assets
  Cash and cash equivalents                         1,507        12,497        21,443
  Prepayments and deferred expenses                   190         1,576           469
  Other receivables and other current assets        1,531        12,690        13,698
                                               -----------   -----------   -----------

Total current assets                                3,228        26,763        35,610

Prepayments for construction-in-progress              330         2,735         9,942
Property, plant and equipment, net                 79,331       657,651       611,359
                                               -----------   -----------   -----------

Total assets                                       82,889       687,149       656,911
                                               ===========   ===========   ===========

LIABILITIES AND SHAREHOLDERS EQUITY
-----------------------------------

Current liabilities
  Long-term bank loans - current portion            7,599        63,000        58,000
  Accounts payable                                  1,900        15,749         9,767
  Accrued expenses and other payables               1,108         9,182        56,325
  Taxes other than income                              13           106           114
                                               -----------   -----------   -----------

Total current liabilities                          10,620        88,037       124,206
                                               -----------   -----------   -----------

Long-term loans                                    28,943       239,936       179,500
Convertible note payable                           30,108       249,600       249,600
Due to Chinese joint venture partner                5,052        41,881        41,318
Due to China Strategic Holdings Ltd.                  279         2,313         2,418
Minority interests                                 17,940       148,722       142,167

Shareholders' equity:
Common stock                                          821         6,806         6,806
Additional paid-in capital                          1,903        15,773        15,773
Accumulated deficit                               (12,777)     (105,919)     (104,877)
                                               -----------   -----------   -----------

Total shareholders' equity                        (10,053)      (83,340)      (82,298)
                                               -----------   -----------   -----------

Total liabilities and shareholders' equity         82,889       687,149       656,911
                                               ===========   ===========   ===========


Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on June 30, 1997 of US$1.00 = Rmb8.29.  No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 1997 or at any other certain rate.

The accompanying notes are an integral part of these consolidated balance sheets.

                                                 -2-


                           REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                      (Amounts in thousands)
                                                                    1997         1997       1996
                                                                  ---------   ---------   ---------
                                                                     US$         Rmb         Rmb
Cash flows from operating activities:
  Net (Loss) Income
    (Loss) Income from continuing operations                          (126)     (1,042)      6,526
    (Loss) Income from discontinued operations                          -           -       (1,149)
  Adjustments to reconcile net income (loss) to
  net cash used in operations:
    Minority interests                                                 791       6,555       6,566
    Depreciation and amortization                                      292       2,424       2,066
 (Increase)Decrease in assets:
    Prepayments and deferred expenses                                 (134)     (1,107)     (1,285)
    Other receivables and other current assets                         122       1,008     (13,693)
  Increase (Decrease) in liabilities:
    Accounts payable                                                   722       5,982      (4,316)
    Accrued expenses and other payables                             (5,687)    (47,143)     (6,019)
    Taxes other than income                                             (1)         (8)         (5)
                                                                  ---------   ---------   ---------

Net cash used in operating activities                               (4,021)    (33,331)    (11,309)
                                                                  ---------   ---------   ---------

Cash flows from investing activities
  Prepayments for construction-in-progress                             869       7,207      11,895
  Acquisition of property, plant and equipment                      (5,876)    (48,716)    (73,556)
  Change in net assets of discontinued operations                       -           -       21,949
                                                                  ---------   ---------   ---------

Net cash used in investing activities                               (5,007)    (41,509)    (39,712)
                                                                  ---------   ---------   ---------

Cash flows from financing activities:
  Proceeds of bank loans                                             7,893      65,436      40,000
  Due to related companies                                              -           -       (1,500)
  Due to Chinese joint venture partner                                  68         563       4,500
  Due to China Strategic Holdings Limited                              (13)       (105)        789
                                                                  ---------   ---------   ---------

Net cash provided by financing activities                            7,948      65,894      43,789
                                                                  ---------   ---------   ---------

Net increase (decrease) in cash and cash equivalents                (1,080)     (8,946)     (7,232)
Cash and cash equivalents, at beginning of period                    2,587      21,443      22,172
                                                                  ---------   ---------   ---------
Cash and cash equivalents, at end of period                          1,507      12,497      14,940
                                                                  =========   =========   =========

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on June 30, 1997 of US$1.00 = Rmb8.29.  No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 1997 or at any other certain rate.

The accompanying notes are an integral part of these consolidated statements of cash flows.


                                                 -3-

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

Pursuant to a purchase agreement dated September 11, 1996 between Regal, an unrelated company incorporated in the Netherlands and CSH, Regal sold all the issued and outstanding shares of Acewin at a consideration of US$13.95 million. The proceeds were then used to repay the Convertible Note A principal of US$13.5 million, on September 13, 1996. The realized gain of US$450,000 on the disposal of Acewin was included as "Net gain on disposal of investment" in the Company's consolidated statements of income for the period ended September 30, 1996 and for the year ended December 31, 1996.

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

Pursuant to the Agreement, the US$2.5 million portion of the purchase price was paid as follows: US$800,000 in cash and the balance by delivery of two promissory notes, one in the principal amount of US$900,000 (the "US$900,000 Note") and the second in the principal amount of US$800,000 (the "US$800,000 Note"). The US$900,000 Note bears interest at 9% per annum and is payable in sixty equal monthly installments of principal and interest. The US$800,000 Note bears no interest and is due and payable in one installment on January 31, 2001. The realized loss in connection with this transaction amounted to approximately US$69,000 and has been included as part of "Loss from discontinued operations" in the Company's consolidated statements of income for the period ended June 30, 1996.

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

As of June 30, 1997, the Company had the following subsidiaries:

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

Key provisions of the joint venture agreement of Hangzhou toll road include:

- -   the joint venture period is 30 years from the date of formation;

- -   the profit and loss sharing ratio is the same as the percentage of equity interest; and

- -   the Board of Directors consists of 7 members: 4 designated by CCIG and
3 designated by Hangzhou City Transportation Development Company.

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

The principal adjustments made to conform the statutory financial statements of the Operating Subsidiary to U.S. GAAP included the following :

- -  Provision of depreciation on roads and bridges.

- - Recognition of toll revenue on the accrual basis and upon the commencement of operations.

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

Regal's acquisition of CSH's interests in Acewin and its subsequent disposal have been accounted for using the purchase method of accounting. The results of operations of Acewin and its subsidiaries have not been consolidated into the financial statements for the period ended June 30, 1996 given the temporary nature of the holding.

Loss from the historical operations of Regal for the period ended June 30, 1996 has been reclassified as "Loss from discontinued operations" in the consolidated statements of income as a result of the disposal of the related net assets to New Regal in 1996.

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

   c.   Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash and cash equivalents included United States Dollar deposits of US$67,000 (Rmb555,000) and US$67,000 (Rmb555,000) as of December 31,1996 and
June 30, 1997 respectively.

   d.   Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is computed using the straight line method over the assets' estimated useful lives, taking into account the estimated residual value of 10% (except for roads and bridges which have no residual value) of the cost of fixed assets. The estimated useful lives are as follows:

      Roads and bridges                            30 years
      Buildings                                    20 years
      Machinery and equipment                       5 years
      Motor vehicle                                 5 years
      Furniture, fixtures and office equipment      5 years

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

The official exchange rates, unified exchange rates and Shanghai swap center rates as of December 31, 1995 and 1996 and June 30, 1997 were as follows :

                             1995        1996        1997
                             ----        ----        ----
Rmb equivalents of US$1
Official exchange rate        N/A        N/A         N/A
Unified exchange rate        8.32        8.29        8.29
Shanghai swap center rate    8.32        8.29        8.29


   f.   Taxation: Income Taxes
        ----------------------

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

If the Operating Subsidiary had not been in the tax holiday period, the Company would have recorded additional income tax expense of Rmb4,951,000 and Rmb4,943,000 and net income of the Company would have been reduced by Rmb2,525,000 and Rmb2,521,000 for the six months ended June 30, 1996 and 1997 respectively (See Note 12).

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

   h.   Dedicated Capital
        -----------------

In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the Operating Subsidiary maintains discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The Board of Directors of the Operating Subsidiary will determine on an annual basis the amount of the annual appropriations to the dedicated capital. For the period from January 1, 1994 to June 30, 1997, the Operating Subsidiary did not report any profits in the statutory financial statements, and accordingly, no appropriation to dedicated capital has been made.

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

   j.   Earnings per common share
        -------------------------

The calculation of primary earnings per common share is based on the weighted average number of common shares outstanding during the three and six months ended June 30, 1996 and 1997. The calculation of fully diluted earnings per common share is based on the common shares outstanding during the three and six months ended June 30, 1996 and 1997 adjusted for the assumed conversion of the Company's US$30 million convertible Note B as mentioned in Note 1 above and exercise of the stock options mentioned in
Note 10.

The number of shares used in the computation was as follows:

                                           1996              1997
                                           ----              ----
Primary EPS computation                 81,806,198        81,806,198
Fully diluted EPS computation        1,076,293,694     1,075,293,694

4.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------


                                                 June 30,    December 31,
                                                   1997         1996
                                               -----------   -----------
                                                 Rmb'000       Rmb'000
     Road and bridges                             110,608       110,784
     Buildings                                        148           148
     Machinery and equipment                        3,970         3,804
     Motor vehicles                                 3,328         3,084
     Furniture, fixtures and office equipment          38            38
     Construction-in-progress                     554,040       505,734
     Less : Accumulated depreciation              (14,481)      (12,233)
                                               -----------   -----------
     Net book value                               657,651       611,359
                                               ===========   ===========


5.   LONG-TERM BANK LOANS
     --------------------

Long-term bank loans, all of which are unsecured, bear average interest rates of approximately 14.66% as of December 31, 1996 and 14.35% as of June 30, 1997 and are repayable as follows:


                                   June 30,       December 31,
                                    1997             1996
                                 -----------      -----------
                                   Rmb'000          Rmb'000
     1997                            58,000          58,000
     1998                            25,000          25,000
     1999                            61,500          54,500
     2000                            65,500          45,000
     2001                            67,936          55,000
     2002                            25,000               -
                                 -----------      -----------
                                    302,936         237,500
                                 ===========      ===========


All the long-term bank loans are denominated in Renminbi. Loans amounting to Rmb159.5 million as of December 31,1996 and Rmb212 million as of June 30, 1997 respectively are guaranteed by a related company.

6.   DISTRIBUTION OF PROFITS
     -----------------------

Dividends from the Operating Subsidiary will be declared based on the profits as reported in the statutory financial statements. Such profits will be different from the amounts reported under U.S. GAAP. As of June 30, 1997, the Operating Subsidiary had no available retained earnings for distribution.

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

8.   RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
     -------------------------------------------

The Operating Subsidiary guaranteed bank borrowings of a related company of CSH in an amount of Rmb75 million and Rmb58.5 million as of December 31, 1996 and June 30, 1997 respectively.

CSH has undertaken to provide continuing financial support to the Company to the extent of CSH's interest in the Company for a period ending on December 31, 1997.

The Company paid management fees of US$155,000 (Rmb1,288,000) to CSH during 1996 for administrative services rendered to the Company by CSH.

9.   DUE TO CHINESE JOINT VENTURE PARTNER
     ------------------------------------

The amount due to Chinese joint venture partner as at December 31, 1996 and June 30, 1997 represented money borrowed from the Chinese joint venture partner to finance the CIP projects. These amounts are unsecured, bear interest at commercial rate and have no fixed repayment date.

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

   Common stock options

                                              1997                1996
                                           ----------          ----------
Shares under option as at January 1,         150,000             150,000
Issued                                          -                   -
Expired                                         -                   -
                                           ----------          ----------
Shares under option as at June 30,           150,000             150,000
                                           ==========          ===========
Average exercise price of outstanding
options                                       $0.156              $0.156
                                           ==========          ===========
Exercisable at end of period                 150,000             150,000
                                           ==========          ===========


In December 1991 the Board of Directors approved the issuance of Common Stock options to members of the Board of Directors. The options were to expire in five years and be issued at 110% of market value on the date of grant.

   COMMON STOCK OPTIONS

                                             1997              1996
                                         -----------        -----------
Shares under option as at January 1,          -              1,000,000
Issued                                        -                   -
Expired                                       -
                                         -----------        -----------
Shares under option as at June 30,            -              1,000,000
                                         ===========        ============
Average exercise price of outstanding
options                                       -                  $0.14
                                         ===========        ============
Exercisable at end of period                  -               1,000,000
                                         ===========        ============


11.   COMMITMENTS
      -----------

As of December 31, 1996 and June 30, 1997, the Operating Subsidiary had outstanding capital commitments for construction contracts related to its CIP projects amounting to approximately Rmb91,783,000 and Rmb95,000,000 respectively.

12.   CONTINGENCY
      -----------

The Operating Subsidiary has obtained an approval from the local government to offset the toll revenue collected from the first and second phase of the toll road against the construction-in-progress balances until the CIP Projects are completed by the end of 1997. Thus the tax holiday has been deferred until the CIP Projects are completed. As such, the Operating Subsidiary reported zero net profits in its statutory financial statements starting from the commencement of operations in 1993 and will continue to do so until the CIP Projects are completed at the end of 1997. The company plans to record the net profits offset in the construction-in-progress account during 1993 to 1997 into income of the statutory financial statements of the Operating Subsidiary of the 1998 and / or 1999 fiscal years (i.e. the first two exemption years of the tax holiday). The plan is subject to the approval of the local tax bureau. Should such approval not be obtained from the local tax bureau, a tax liability amounting to approximately Rmb5 million as of December 31, 1996 and Rmb2.5 million as of June 30, 1997 may arise. In the opinion of management, it is unlikely that a liability will arise.

13.  RETIREMENT PLANS
     ----------------

As stipulated by the regulations of the Chinese government, all of the Chinese staff of the Operating Subsidiary are entitled to an annual pension on retirement, which is equal to their basic salaries at their retirement dates. The Chinese government is responsible for the pension liability to retired staff. The Operating Subsidiary is only required to make specified contributions to the state-sponsored retirement plan calculated at 23% of the basic salary of the staff. The expense reported in the consolidated financial statements related to these arrangements was Rmb49,500 and Rmb59,800 for the six months ended June 30, 1996 and 1997 respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW OF RECENT TRANSACTIONS:

On September 10, 1996, the Company acquired all the issued and outstanding shares of Westronix Limited, a British Virgin Islands corporation, from China Strategic Holdings Limited, a Hong Kong company ("CSH") pursuant to the terms of the Acquisition Agreement entered into on September 10, 1996. Westronix's sole asset is a 100% equity interest in China Construction Holdings Limited, a Hong Kong company which owns 51% joint venture interest in Hangzhou Zhongche Huantong Development Co., Ltd., a Sino-foreign joint venture established in Hangzhou, Zhejiang Province, the People's Republic of China ("China") on June 23, 1993.

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

As of June 30, 1997, the Company had the following subsidiaries:

Westronix Limited ("Westronix") - a holding company incorporated in the British Virgin Islands.

China Construction Holdings Limited ("CCHL") - a company incorporated in Hong Kong and formally known as China Construction International Group Limited.

Hangzhou Zhongche Huantong Development Co., Ltd. ("Hangzhou toll road" or "Operating Subsidiary"), a Sino-foreign equity joint venture located in Hangzhou, Zhejiang Province, China.

The Company holds a 100% interest in Westronix. Westronix holds a 100% interest in CCHL which in turn holds a 51% interest in Hangzhou toll road.


BUSINESS:

Hangzhou toll road has been established to develop the construction project called "Hangzhou Ring Road". The Hangzhou Ring Road is designed to direct the congested traffic outside the city of Hangzhou. The city of Hangzhou, which covers an area of approximately 16,000 square kilometers and has a population of approximately 5.6 million, is the capital of Zhejiang Province in China. The city is located about 150 kilometers from Shanghai and has experienced rapid growth in its light manufacturing industry in recent years, most notably in electronic instruments, refined chemicals, machinery and electrical appliances.

When the toll road is fully completed, it will be 38.2 km long and comprised of:

- -13.2 km of existing Class 2 wide single carriageway linking Jichang (Airport) Road to Xiangfuqiao. The traffic capacity is estimated at about 20,000 vehicles per day (two way flow).

- -25.0 km of Class 1 construction (6km of four-lane wide single carriageway with slow lanes and 19km of dual two-lanes with hard shoulders for emergency) including 21 bridges and three grade-separated junctions. The implementation of this section of the toll road consists of two phases:
Northwest section (Xiangfuqiao to Liuxai, 13.7 km) which was completed in December, 1996 and West section (Liuxai to Lingjiaqiao, 11.3 km), which is under construction and is expected to be completed by the end of fiscal 1997. This section encompasses extensive bridge works including:

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

The six months ended June 30, 1997 marked a significant page in the Company's history. In February, the Zhejiang provincial government granted approval to the Operating Subsidiary to start collecting toll fees on the second phase of the toll road commencing March 1997. The second phase was
completed in November, 1996.   Concurrently, the toll rates for the second
phase of the road proposed by the Operating Subsidiary were also approved. The Management expects that revenue contribution from the new section showed further strengthen the profitability and liquidity position of the Company.

Results of operation:
Summary financial information
-----------------------------

                                                Six months
                                              ended June 30,
                                              --------------
                                         1997                1996
                                         ----                ----
                                       Rmb'000             Rmb'000
Toll revenue                           20,493              18,410
General and administrative expenses    14,987               5,387
Loss from discontinued operations           -              (1,149)
Net income/(loss)                      (1,042)              5,377


TOLL REVENUE

Toll revenue increased by 11.3% or Rmb2,083,000 in the six months ended June 30, 1997 as compared with the same period last year. Traffic volume recorded a 12.9% decrease from 1,879,000 vehicles for the first half of 1996 to 1,637,000 vehicles for the first half in 1997. This was an expected result of the almost 100% increase in toll fees on light vehicles during the second quarter of 1997. Management is optimistic about the future revenue generation ability of Hangzhou toll road, particularly since the second phase of the toll road has been completed and is expected to generate toll revenue in full capacity very soon. In addition, the third and final phase of the toll road is expected to be completed by the end of 1997 and should become operative in the 1998 fiscal year.

GENERAL AND ADMINISTRATIVE EXPENSES

During the six months ended June 30, 1997, general and administrative expenses increased by 178.2% to Rmb 14,987,000 from Rmb 5,387,000 for the six months ended June 30, 1996. This was primarily attributable to the interest payable on the US$30 million convertible note in excess of the interest income generated from the US$ 900,000 note receivable. As far as the Operating Subsidiary is concerned, general and administrative expenses as a percentage of toll revenue increased from 27.2% for the six months ending June 30, 1996 to 34.7% for the same period in 1997. Much of this had come from increase in salaries and wages, depreciation and interest expense.


NET LOSS

During the six months ended June 30, 1997, the Company recorded a loss of Rmb1,042,000 as against a net income of Rmb5,377,000 for the corresponding period in 1996. This was a direct result of increase in general and administrative expenses as mentioned above. Loss from discontinued operations represents the operating loss of Regal Bell and Rubber, which had been disposed in January, 1996.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1997, net cash used in operating activities and investing activities was approximately Rmb33.3 million and Rmb41.5 million respectively. Net cash provided by financing activities amounted to Rmb65.9 million, resulting in a net decrease in cash and cash equivalents of approximately Rmb8.9 million for the six months ended June 30, 1997.

Cash from operating activities was mainly used in settlement of accrued expenses and other payables which were reduced by approximately Rmb47.1 million for the six months ended June 30, 1997. The remaining shortfall in operating cash and capital expenditures incurred during the period were financed principally through new bank borrowings of Rmb65.4 million.

The Operating Subsidiary has been able to raise funds from banks for financing the construction of the second and third phases of the toll road. The second phase has now been completed and the third phase would follow by the end of fiscal year 1997. The Company anticipates that in 1998 the Operating Subsidiary should generate significant toll revenue from all three phases of the toll road, and such revenue can then be used to repay its bank loans. The Company anticipates that its cash flows from operations, combined with cash and cash equivalents, bank lines of credit and other external sources of financing, are adequate to finance the Company's operating and debt service requirements for the foreseeable future.


EFFECTS OF INFLATION

In recent years, the Chinese economy has experienced periods of rapid growth and high rates of inflation, which have, from time to time, led to the adoption by the PRC government of various corrective measures designed to regulate growth and contain inflation. The general inflation rate in terms of the Retail Price Index in China was approximately 21.7%, 14.8% and 6.3% for 1994, 1995 and 1996, respectively. The Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. Management believes that the success of the Company depends in substantial part on the continued growth and development of the Chinese economy. Management believes that inflation has not had significant impact on the Operating Subsidiary. Inflation has resulted in upward pressure on wages and salaries for employees and other operating expenses at the Operating Subsidiary. However, Management does not expect inflation to have a material effect on profit margins and income since the Operating Subsidiary has been effective in controlling costs.

PART II - OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS

             NONE

ITEM 2   -   CHANGES IN SECURITIES

             NONE

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             NONE

ITEM 5   -   OTHER INFORMATION

             NONE

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

             The Company did not file reports on FORM 8-K during the quarter ending June 30, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   REGAL INTERNATIONAL INC.
                                                  (Registrant)



Date:                                 /s/ Mico Chung
      -------------------            --------------------------------
                                     Mico Chung, President



Date:                                 /s/ Jim Pang
      ------------------             --------------------------------
                                      Jim Pang, Chief Financial Officer