Form 10QSB
period 1997-09-30
REGAL INTERNATIONAL INC
filed 1997-11-14
CIK 357434

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997.

( )   TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-8334

                           REGAL INTERNATIONAL, INC.
            (Exact name of small business as specified in its charter)


             Delaware                              75-1071589
      ----------------------                    ----------------
   (State or other jurisdiction                  (IRS Employer
   of incorporation or organization)             Identification No.)


                           17/F, Printing House,
                           No.6 Duddell Street,
                            Central, Hong Kong
                   (Address of principal executive offices)

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

                              Yes   X      No
                                  ----        ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : October 30, 1997, 81,806,198 shares.

Transitional Small Business Disclosure Format (check one) :
                              Yes          No   X
                                  ----        ----

                               TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

     Consolidated Statements of Operations
     for the nine months and three months ended September
     30, 1997 and September 30, 1996 (Unaudited)                       1

     Consolidated Balance Sheets at September 30, 1997
     and December 31,1996 (Unaudited)                                  2

     Consolidated Statements of Cash Flows
     for the nine months ended September 30, 1997
     and September 30, 1996 (Unaudited)                                3

     Notes to Consolidated Financial Statements                      4 - 14

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS
                OR PLAN OF OPERATION                                15  - 18


PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     19

   ITEM 2   -   CHANGE IN SECURITIES                                  19

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       19

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS                                   19

   ITEM 5   -   OTHER INFORMATION                                     19

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      19


                             REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                   NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                 (Amounts in thousands, except number of shares and per share data )
                                                    Nine Months                    Three Months
                                                 Ended September 30,           Ended September 30,
                                         ----------------------------------  ----------------------
                                            1997        1997        1996        1997        1996
                                         ----------  ----------  ----------  ----------  ----------
                                            US$          Rmb         Rmb         Rmb         Rmb
Toll revenue                                 3,566      29,564      28,046       9,071       9,636

General and administrative expenses         (2,924)    (24,242)     (9,890)     (9,255)     (4,502)

Exchange gain                                   (0)         (1)        204          (8)        134
                                         ----------  ----------  ----------  ----------  ----------

   Income from continuing
     operations before income
     taxes and minority interest               642       5,321      18,360        (192)      5,268
Provision for income taxes                     -           -           -           -           -
                                         ----------  ----------  ----------  ----------  ----------

   Income from continuing
     operations before minority
     interest                                  642       5,321      18,360        (192)      5,268
Minority interests                          (1,138)     (9,438)     (9,839)     (2,883)     (3,273)
                                         ----------  ----------  ----------  ----------  ----------

   (Loss) / Income from continuing
     operations                               (497)     (4,117)      8,521      (3,075)      1,995

Net gain on disposal of investment               0           0       3,743           0       3,743

Loss from discontinued operations              -           -        (1,545)        -          (397)
                                         ----------  ----------  ----------  ----------  ----------

   Net (loss) income                          (497)     (4,117)     10,719      (3,075)      5,341
                                         ==========  ==========  ==========  ==========  ==========
Earnings per common share (Primary):
   - from continuing operations              (0.01)      (0.05)       0.15       (0.04)       0.07
   - from discontinued operations              -           -         (0.02)        -         (0.01)
                                         ----------  ----------  ----------  ----------  ----------
                                             (0.01)      (0.05)       0.13       (0.04)       0.07
                                         ==========  ==========  ==========  ==========  ==========

Earnings per common share (Fully diluted):
   - from continuing operations               0.00        0.01        0.01        0.00        0.01
   - from discontinued operations              -           -         (0.00)        -           -
                                         ----------  ----------  ----------  ----------  ----------
                                              0.00        0.01        0.01        0.00        0.01
                                         ==========  ==========  ==========  ==========  ==========
Weighted average common
shares outstanding                       81,806,198  81,806,198  81,806,198  81,806,198  81,806,198
                                         ==========  ==========  ==========  ==========  ==========

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on September 30,
1997of US$1.00 = Rmb8.29.  No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30,
1997 or at any other certain rate.

The accompanying notes are an integral part of these consolidated statements of income.

                                 1



                REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    AS OF DECEMBER 31, 1996 (AUDITED) AND
                    AS OF SEPTEMBER 30, 1997 (UNAUDITED)
  (Amounts in thousands, except number of shares and per share data)

                                              September   September  December
                                              30, 1997    30, 1997   31, 1996
                                              ---------   ---------   ---------
                                                 US$         Rmb        Rmb
ASSETS
------

Current assets
   Cash and cash equivalents                     1,719      14,253      21,443
   Prepayments and deferred expenses               148       1,226         469
   Other receivables and other current assets    1,500      12,433      13,698
                                              ---------   ---------   ---------
Total current assets                             3,367      27,912      35,610


Prepayments for construction-in-progress           222       1,839       9,942
Property, plant and equipment, net              84,222     698,207      611,359
                                              ---------   ---------   ---------

Total assets                                    87,811     727,958      656,911
                                              =========   =========   ==========

LIABILITIES AND SHAREHOLDERS EQUITY
-----------------------------------

Current liabilities
   Long-term bank loans - current portion        2,171      18,000       58,000
   Accounts payable                              1,751      14,518        9,767
   Accrued expenses and other payables           2,165      17,948       56,325
   Taxes other than income                          17         136          114
                                              ---------   ---------   ---------
Total current liabilities                        6,104      50,602      124,206
                                              ---------   ---------   ---------

Long-term loans                                 37,577     311,516      179,500
Convertible note payable                        30,108     249,600      249,600
Due to Chinese joint venture partner             5,801      48,091       41,318
Due to China Strategic Holdings Ltd.               357       2,959        2,418
Minority interests                              18,288     151,605      142,167

Shareholders' equity:
Common stock                                       821       6,806        6,806
Additional paid-in capital                       1,903      15,773       15,773
Accumulated deficit                            (13,148)   (108,994)    (104,877)
                                              ---------   ---------   ---------
Total shareholders' equity                     (10,424)    (86,415)     (82,298)
                                              ---------   ---------   ---------
Total liabilities and shareholders' equity      87,811     727,958      656,911
                                              =========   =========   ==========

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on September 30,
1997 of US$1.00 = Rmb8.29.  No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30, 1997 or at any other certain rate.

The accompanying notes are an integral part of these consolidated balance sheets.


                           REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                     (Amounts in thousands)
                                                                  1997         1997        1996
                                                               ----------   ----------   ----------
                                                                   US$          Rmb         Rmb
Cash flows from operating activities:
  Net Income
    (Loss) Income from continuing operations                        (497)      (4,117)       8,521
    Loss from discontinued operations                                -            -         (1,545)
  Adjustments to reconcile net (loss) income to
  net cash used in operations:
    Minority interests                                             1,138        9,438        9,839
    Net gain on disposal of investment                               -            -          3,743
    Depreciation and amortization                                    439        3,640        3,152
  (Increase)Decrease in assets:
    Prepayments and deferred expenses                                (92)        (757)      (1,882)
    Other receivables and other current assets                       153        1,265      (12,028)
  Increase (Decrease) in liabilities:
    Accounts payable                                                 573        4,751      (17,339)
    Accrued expenses and other payables                           (4,629)     (38,377)      (4,562)
    Taxes other than income                                            3           22           11
                                                               ----------   ----------   ----------

Net cash used in operating activities                             (2,912)     (24,135)     (12,090)
                                                               ----------   ----------   ----------

Cash flows from investing activities
  Prepayments for construction-in-progress                           977        8,103       14,092
  Acquisition of property, plant and equipment                   (10,915)     (90,488)    (127,172)
  Change in net assets of discontinued operations                    -            -         21,949
                                                               ----------   ----------   ----------

Net cash used in investing activities                             (9,938)     (82,385)     (91,131)
                                                               ----------   ----------   ----------

Cash flows from financing activities:
  Proceeds of bank loans                                          11,099       92,016       90,000
  Due to related companies                                           -            -         (1,500)
  Due to Chinese joint venture partner                               818        6,773       19,500
  Due to China Strategic Holdings Limited                             65          541          603
                                                               ----------   ----------   ----------

Net cash provided by financing activities                         11,982       99,330      108,603
                                                               ----------   ----------   ----------

Net (decrease) increase in cash and cash equivalents                (868)      (7,190)       5,382
Cash and cash equivalents, at beginning of period                  2,587       21,443       22,172
                                                               ----------   ----------   ----------
Cash and cash equivalents, at end of period                        1,719       14,253       27,554
                                                               ==========   ==========   ==========

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on September 30,
1997 of US$1.00 = Rmb8.29.  No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30, 1997 or at any other certain rate.

The accompanying notes are an integral part of these consolidated statements of cash flows.


                                 3


                 REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                 ------------------------------------------
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ------------------------------------------
                                 (UNAUDITED)
                                  ----------

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

As of September 30, 1997, the Company had the following subsidiaries:

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

The transfer of CSH's equity interests in CCIG to Westronix and the transfer of CSH's equity interests in Westronix to Regal were accounted for as reorganizations of companies under common control, similar to a pooling of interests. The accompanying consolidated financial statements of the Company have been restated to present the transfers of CSH's interests in CCIG to Westronix and in Westronix to Regal as if they had occurred on the date of formation of the Operating Subsidiary, June 23, 1993. The acquisition of the Operating Subsidiary was financed by advances from CSH. In 1996, the advances payable to CSH amounted to Rmb 96,419,000 in relation to the above acquisition was capitalized and treated as an increase in additional paid-in capital. In addition, due to the specific requirements of the U.S. GAAP for transfers of assets between entities under common control, the difference of Rmb147.6 million between the historical cost of the investment of CSH in Hangzhou toll road and the Company's acquisition cost was treated as a deemed dividend paid to CSH in 1993.

Regal's acquisition of CSH's interests in Acewin and its subsequent disposal have been accounted for using the purchase method of accounting. The results of operations of Acewin and its subsidiaries have not been consolidated into the financial statements for the period ended September 30, 1996 given the temporary nature of the holding.

Loss from the historical operations of Regal for the period ended June 30, 1996 which included income from oil field, marine rubber, custom molded and safety services, has been reclassified as "Loss from discontinued operations" in the consolidated statements of income as a result of the disposal of the related net assets to New Regal in 1996.

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

The Renminbi is not freely convertible into foreign currencies. All foreign exchange transactions involving Renminbi must take place either through the Bank of China or other institutions authorized to buy and sell foreign currencies, or at a Foreign Exchange Adjustement Center (a "swap center"). Before January 1, 1994, the exchange rates used for transactions through the Bank of China and other authorized institutions were set by the government (the "official exchange rate") from time to time whereas the exchange rates available at the swap centers ( the "swap center rates" ) were determined largely by supply and demand. The Chinese government announced the unification of the two-tier exchange rate systems in December 1993 effective January 1, 1994. The unification brought the official exchange rate of the Renminbi in line with the swap center rate. The unification did not have a major impact on the consolidated financial statements of the Company under U.S. GAAP.

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

The official exchange rates, unified exchange rates and Shanghai swap center rates as of December 31, 1995 and 1996 and September 30, 1997 were as follows :


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

If the Operating Subsidiary had not been in the tax holiday period, the Company would have recorded additional income tax expense of Rmb7,393,000 and Rmb7,177,000 and net income of the Company would have been reduced by Rmb3,770,000 and Rmb3,660,000 for the nine months ended September 30, 1996 and 1997 respectively (See Note 12).

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

     h.   Dedicated Capital
          -----------------

In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the Operating Subsidiary maintains discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The Board of Directors of the Operating Subsidiary will determine on an annual basis the amount of the annual appropriations to the dedicated capital. For the period from January 1, 1994 to September 30, 1997, the Operating Subsidiary did not report any profits in the statutory financial statements, and accordingly, no appropriation to dedicated capital has been made.

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

     j.   Earnings per common share
          -------------------------

The calculation of primary earnings per common share is based on the weighted average number of common shares outstanding during the period ended September 30, 1996 and 1997. The calculation of fully diluted earnings per common share is based on the common shares outstanding during the three and nine months ended September 30, 1996 and 1997 adjusted for the assumed conversion of the Company's US$30 million convertible Note B as mentioned in
Note 1 above and exercise of the stock options mentioned in Note 10.

The number of shares used in the computation was as follows:

                                                1996                1997
                                                ----                ----
    Primary EPS computation               81,806,198          81,806,198
    Fully diluted EPS computation      1,076,293,694       1,075,293,694


4.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------


                                                     September      December
                                                      30,1997       31,1996
                                                     ---------     ---------
                                                      Rmb'000       Rmb'000

    Road and bridges                                  110,785       110,784
    Buildings                                             148           148
    Machinery and equipment                             3,998         3,804
    Motor vehicles                                      3,328         3,084
    Furniture, fixtures and office equipment               57            38
    Construction-in-progress                          595,764       505,734
    Less : Accumulated depreciation                   (15,873)      (12,233)
                                                      --------      --------
    Net book value                                    698,207       611,359
                                                      ========      ========

5.   LONG-TERM BANK LOANS
     --------------------

Long-term bank loans, all of which are unsecured, bear average interest rates of approximately 14.66% as of December 31, 1996 and 14.13% as of September 30, 1997 and are repayable as follows:



                                                      September    December
                                                      30, 1997     31, 1996
                                                      ---------    ---------
                                                       Rmb'000      Rmb'000

    1997                                                 8,000       58,000
    1998                                                25,000       25,000
    1999                                               111,500       54,500
    2000                                                75,500       45,000
    2001                                                67,934       55,000
    2002                                                41,582            -
                                                      ---------    ---------
                                                       329,516      237,500
                                                      =========    =========

All the long-term bank loans are denominated in Renminbi. Loans amounting to Rmb159.5 million as of December 31,1996 and Rmb311.5 million as of September 30, 1997 respectively are guaranteed by a related company.


6.   DISTRIBUTION OF PROFITS
     -----------------------

Dividends from the Operating Subsidiary will be declared based on the profits as reported in the statutory financial statements. Such profits will be different from the amounts reported under U.S. GAAP. As of September 30, 1997, the Operating Subsidiary had no available retained earnings for distribution.

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


8.   RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
     -------------------------------------------

The Operating Subsidiary guaranteed bank borrowings of a related company of CSH in an amount of Rmb75 million and Rmb63.5 million as of December 31, 1996 and September 30, 1997 respectively.

CSH has undertaken to provide continuing financial support to the Company to the extent of CSH's interest in the Company for the period ending on December 31, 1997.

The Company paid management fees of US$155,000 (Rmb1,288,000) to CSH during 1996 for administrative services rendered to the Company by CSH.


9.   DUE TO CHINESE JOINT VENTURE PARTNER
     ------------------------------------

The amount due to Chinese joint venture partner as at December 31, 1996 and September 30, 1997 represented money borrowed from the Chinese joint venture partner to finance the CIP projects. These amounts are unsecured, bear interest at commercial rate and have no fixed repayment date.


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


   Common stock options

                                                            1997      1996
                                                          -------   -------
    Shares under option as at January 1,                  150,000   150,000
    Issued                                                      -         -
    Expired                                                     -         -
                                                          -------   -------
    Shares under option as at Sepember 30,                150,000   150,000
                                                          =======   =======

    Average exercise price of outstanding options          $0.156    $0.156
                                                          =======   =======

    Exercisable at end of period                          150,000   150,000
                                                          =======   =======

In December 1991 the Board of Directors approved the issuance of Common Stock options to members of the Board of Directors. The options were to expire in five years and be issued at 110% of market value on the date of grant.

   Common stock options

                                                         1997        1996
                                                      ---------   ---------
    Shares under option as at January 1,              1,000,000   1,000,000
    Expired                                           1,000,000           -
                                                      ---------   ---------
    Shares under option as at September 30,                   -   1,000,000
                                                      =========   =========

   Average exercise price of outstanding options              -       $0.14
                                                      =========   =========

    Exercisable at end of period                              -   1,000,000
                                                      =========   =========


11.   COMMITMENTS
      -----------

As of December 31, 1996 and September 30, 1997, the Operating Subsidiary had outstanding capital commitments for construction contracts related to its CIP projects amounting to approximately Rmb91,783,000 and Rmb70,000,000 respectively.

12.   CONTINGENCY
      -----------

The Operating Subsidiary has obtained an approval from the local government to offset the toll revenue collected from the first and second phase of the toll road against the construction-in-progress balances until the CIP Projects are completed by the end of 1997. Thus the tax holiday has been deferred until the CIP Projects are completed. As such, the Operating Subsidiary reported zero net profits in its statutory financial statements starting from the commencement of operations in 1993 and will continue to do so until the CIP Projects are completed at the end of 1997. The company plans to record the net profits offset in the construction-in-progress account during 1993 to 1997 into income of the statutory financial statements of the Operating Subsidiary of the 1998 and / or 1999 fiscal years (i.e. the first two exemption years of the tax holiday). The plan is subject to the approval of the local tax bureau. Should such approval not be obtained from the local tax bureau, a tax liability amounting to approximately Rmb 5 million and Rmb 7.9 million for the year ended December 31, 1996 and for the nine months ended September 30, 1997 respectively may arise. In the opinion of management, it is unlikely that a liability will arise.

13.   RETIREMENT PLANS
      ----------------

As stipulated by the regulations of the Chinese government, all of the local staff of the Operating Subsidiary are entitled to an annual pension on retirement, which is equal to their basic salaries at their retirement dates. The Chinese government is responsible for the pension liability to retired staff. The Operating Subsidiary is only required to make specified contributions to the state-sponsored retirement plan calculated at 23% of the basic salary of the staff. The expense reported in the consolidated financial statements related to these arrangements was Rmb64,000 and Rmb91,000 for the nine months ended September 30, 1996 and 1997 respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Recent Transactions:

On September 10, 1996, the Company acquired all the issued and outstanding shares of Westronix Limited, a British Virgin Islands corporation, from China Strategic Holdings Limited (CSH), a Hong Kong company pursuant to the terms of the Acquisition Agreement entered into on September 10, 1996. Westronix's sole asset is a 100% equity interest in China Construction Holdings Limited, a Hong Kong company which owns 51% joint venture interest in Hangzhou Zhongche Huantong Development Co., Ltd., a Sino-foreign joint venture established in Hangzhou, Zhejiang Province, the People's Republic of China ("China") on June 23, 1993.

On September 11, 1996, the Company disposed of all the issued and outstanding shares of Acewin Profits Limited, a British Virgin Islands corporation ("Acewin"), to a Netherlands company (the "Purchaser") pursuant to the terms of the agreement relating to the sale and purchase of the entire issued share capital of Acewin entered into on September 11, 1996.
On February 8, 1996, the Company had acquired all the issued and outstanding shares of Acewin, from CSH.

The Board of Directors of the Company determined that disposal of Acewin was in the best interest of the Company and was advantageous to the Company's plans to concentrate the resources of the Company in infrastructure projects in China in connection with the Company's recent acquisition.

As of September 30, 1997, the Company had the following subsidiaries:

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

- -25.0 km of Class 1 construction (6km of four-lane wide single carriageway with slow lanes and 19km of dual two-lanes with hard shoulders for emergency) including 21 bridges and three grade-separated junctions. The implementation of this section of the toll road consists of two phases:
Northwest section (Xiangfuqiao to Liuxai, 13.7 km) which was completed in December, 1996 and West section (Liuxai to Lingjiaqiao, 11.3km), which is under construction and is expected to be completed by the end of fiscal 1997. This section encompasses extensive bridge works including:

*  river crossing bridges
*  bridges for road interchanges
*  underpasses and underground crossings for pedestrians and vehicles

The section of the road from Jichang Road to Xiangfuqiao is now in operation and has been generating revenues from toll collection from the toll plazas at Xiangfuqiao. The section from Xiangfuqiao to Liuxai was completed in 1996 and obtained approval from the government to collect tolls starting from March 1997. The section from Liuxai to Lingjiaqiao is expected to be completed by the end of 1997. Upon full completion, toll plazas are expected to operate at Xiangfuqiao (already in operation), Liuxai and Lingjiaqiao. The toll plazas are currently utilizing electronic surveillance systems along with computerized and manual toll collection systems.

Revenue contribution from the new section will further strengthen the profitability and liquidity position of the Company.

Results of operation:
Summary financial information
-----------------------------

                                                      Nine months
                                                  ended September 30,
                                                    1997        1996
                                                  -------     -------
                                                  Rmb'000     Rmb'000
    Toll revenue                                  29,564      28,046
    General and administrative expenses           24,242       9,890
    Loss from discontinued operations                  -      (1,545)
    Net income/(loss)                             (4,117)     10,719


Toll revenue

Toll revenue increased by 5.4% or Rmb1,518,000 in the nine months ended September 30, 1997 as compared with the same period in last year. Traffic volume recorded a 27% decrease from 3,692,929 vehicles for the first nine months ended of 1996 to 2,696,536 vehicles for the first nine months ended of 1997. This was a expected result of the almost 100% increase in all toll rates during the second quarter of 1997. Management is optimistic about the future revenue generation ability of Hangzhou toll road, particularly since the second phase of the toll road has been completed and will generate toll revenue in full capacity very soon. In addition, the third and final phase of the toll road is expected to be completed by the end of 1997 and should become operative in the 1998 fiscal year.


General and Administrative Expenses

During the nine months ended September 30, 1997, general and administrative expenses increased by 145.12% to Rmb24,242,000 from Rmb9,890,000 for the nine months ended September 30, 1996. This was primarily attributable to the interest payable on the US$30 million convertible note in excess of the interest income generated from the US$ 900,000 note receivable. As far as the Operating Subsidiary is concerned, general and administrative expenses as a percentage of toll revenue decreased from 28.36% for the nine months ending September 30, 1996 to 24.87% for the same period in 1997. Much of this had come from decrease in salaries and wages, depreciation and interest expense.


Net Income

During the nine months ended September 30, 1997, the Company recorded a loss of Rmb4,117,000 as against a net income of Rmb10,700,000 for the corresponding period in 1996. This was a direct result of increase in general and administrative expenses as mentioned above. Loss from discontinued operations represents the operating loss of Regal Bell and Rubber, which had been disposed in January, 1996.


Liquidity and Capital Resources

For the nine months ended September 30, 1997, net cash used in operating activities and investing activities was approximately Rmb24.1 million and Rmb82.4 million respectively. Net cash provided by financing activities amounted to Rmb 99.3million, resulting in a net decrease in cash and cash equivalents of approximately Rmb7.2 million for the nine months ended September 30, 1997.

Cash from operating activities was mainly used in settlement of accrued expenses and other payables which were reduced by approximately Rmb40.6 million for the nine months ended September 30, 1997. The remaining shortfall in operating cash and capital expenditures incurred during the period were financed principally through new bank borrowings of Rmb92 million.

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


Effects of Inflation

In recent years, the Chinese economy has experienced periods of rapid growth and high rates of inflation, which have, from time to time, led to the adoption by the PRC government of various corrective measures designed to regulate growth and contain inflation. The general inflation rate in terms of the Retail Price Index in China was approximately 21.7%, 14.8% and 6.3% for 1994, 1995 and 1996, respectively. The Chinese government has implemented and maintained an economic program designed to control inflation, which has resulted in the tightening of working capital available to Chinese business enterprises. The success of the Company depends in substantial part on the continued growth and development of the Chinese economy. Management!believes that inflation has not had significant impact on the Operating Subsidiary. Inflation has resulted in upward pressure on wages and salaries for employees and other operating expenses at the Operating Subsidiary. However, management does not expect inflation to have a material effect on profit margins and income since the Operating Subsidiary has been effective in controlling costs.

PART II - OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS

             NONE

ITEM 2   -   CHANGES IN SECURITIES

             NONE

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES

             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS

             NONE

ITEM 5   -   OTHER INFORMATION

             NONE

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

             The Company did not file reports on FORM 8-K during the quarter ending September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   REGAL INTERNATIONAL INC.
                                                  (Registrant)



Date: November 14, 1997                    /s/ Mico Chung
      ------------------                   --------------------------------
                                           Mico Chung, President



Date: November 14, 1997                    /s/ Jim Pang
      ------------------                   ---------------------------------
                                           Jim Pang, Chief Financial Officer