Form 10KSB/A
period 1995-12-31
REGAL INTERNATIONAL INC
filed 1998-02-25
CIK 357434

                                 FORM 10-KSB\A-2

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

BUSINESS OF REGISTRANT AFTER FEBRUARY 19, 1996
----------------------------------------------

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

   As of December 1995, Wuxi CSI had approximately 800 employees, 76% of whom were production workers, 11% of whom were managerial staff and 13% of whom were engineering and technical staff. In general, Wuxi CSI had entered into employment contracts with its workers, with wages to be decided annually by the enterprise's Board of Directors in accordance with applicable Chinese regulations governing the labor management of Sino- foreign equity joint venture enterprises. The total cost of Wuxi CSI salaries was approximately 8.7% of total production costs in 1995.

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

DISTRIBUTIONS FROM WUXI CSI
---------------------------

   Applicable Chinese laws and regulations require that, before a Sino- foreign equity joint venture enterprise (such as each Operating Subsidiary) distributes profits to investors, it must: (I) satisfy all tax liabilities; (2) provide for losses in previous years; and (3) make allocations, in proportions determined at the sole discretion of the Board of Directors, to a general reserve fund, an enterprise expansion fund and a staff welfare and employee bonus fund. For 1995 and 1994, Wuxi CSI contributed 15% and 10%, respectively, of after-tax profits as determined under Chinese accounting principles for such purposes. Distributions of profits by the Wuxi CSI to the Registrant and its other equity investors were required to be in proportion to each party's investment in the joint venture. To date, the Registrant and the Chinese joint venture partners plan to re-invest their respective share of the retained earnings in Wuxi CSI as additional paid-in capital. This arrangement was subject to approvals from the relevant government authorities.
                                        16

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

   Currently, foreign investment enterprises ("FIE") in the PRC (including Sino-foreign equity and co-operative joint ventures) are required to apply to the local bureau of the SAEC for "foreign exchange registration certificates for foreign investment enterprises". With such foreign exchange registration certificates (which are annually reviewed by the local bureau of the SAEC) or with the foreign exchange sales notice from the local bureau of the SAEC, FIEs may enter into foreign exchange transactions at the swap center, or in the future, through the unified market when all swap centers are connected to CFETC. On January 29, 1996, the State Council promulgated the regulations of the People's Republic of China Regarding Foreign Exchange Control (the "Regulations") which came into effect on April 1, 1996. Pursuant to the Regulations, conversion of RMB into foreign exchange for the use of recurring items, including the distribution of dividends and profits to foreign investors of joint ventures, is permissible. FIEs are permitted to remit its foreign exchange from its foreign exchange bank account in the PRC on the basis of the relevant joint venture contracts, the board resolution declaring the distribution of payment of the dividend, etc. Conversion of RMB into foreign exchange for capital items, such as direct investment, loans, security investment are still under control.
                                        17

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

   The Board of Directors of Wuxi CSI exercised authority by majority vote over major corporate decisions, including the appointment of officers, strategic planning, budgeting, employee compensation and welfare and distribution of after-tax profits. Management of Wuxi CSI was conducted by a management committee headed by a General Manager and one or two Deputy General Managers, who act on behalf of Wuxi CSI pursuant to the direction and guidance of its Board of Directors.
                                        19

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

   Infrastructure projects, like Hangzhou Ring Road, became a priority to the government of China in recent years. According to directives of the 10- year program (1991 - 2000) of the government of China, one of its key national goals is to build more basic industry and infrastructure projects during the 1990s. Preference is given to the construction of the principal national trunk highways. In addition, highway construction in coastal regions is prioritized.

   The Hangzhou Ring Road was approved as a priority project by the Hangzhou Municipal Planning Committee in 1992. HZHD has registered capital of RMB200 million and total investment of RMB600 million. The Chinese partner contributed RMB98 million by injecting the existing Class 2 toll road, and China Construction contributed RMB102 million in cash. The principal asset of HZHD is its 100% interest in a 30-year joint venture consisting of the Hangzhou Ring Road, a three-section toll road surrounding the city of Hangzhou, which was completed in December 1997. Two of the three sections of the road were completed in December 1996.

   When Hangzhou Ring Road is fully completed, it will be 38.2 km long and comprised of:

-13.2 km of existing Class 2 wide single carriageway linking Jichang (Airport) Road to Xiangfuqiao. The traffic capacity is estimated at about 20,000 vehicles per day (two way flow).

-25.0 km of Class 1 construction (6km of four-lane wide single carriageway with slow lanes and 19km of dual two-lanes with hard shoulders for emergency) including 21 bridges and three grade-separated junctions. The implementation of this section of the toll road consists of two phases: Northwest section (Xiangfuqiao to Liuxai, 13.7 km) which was completed in December, 1996 and West section (Liuxai to Lingjiaqiao, 11.3 km), which was completed in December, 1997. This section encompasses extensive bridge works including:

*  river crossing bridges
*  bridges for road interchanges
*  underpasses and underground crossings for pedestrians and vehicles

   The section of the road from Jichang Road to Xiangfuqiao is now in operation and has been generating revenues from toll collection from the toll plazas at Xiangfuqiao. The section from Xiangfuqiao to Liuxai was completed in December 1996 and obtained approval from the government to collect tolls starting from March 1997. The section from Liuxai to Lingjiaqiao was completed in December 1997. Upon full completion, toll plazas are expected to operate at Xiangfuqiao (already in operation), Liuxai and Lingjiaqiao.

   The Company is in a process of installing electronic surveillance systems along with utilizing computerized toll collection systems and the manual collection of tolls in toll plazas. The government of Zhejiang Province approved a toll increase of 100% for the newly completed second phase of the Hangzhou Ring Road, effective from March 1, 1997.

Overview of Transportation Infrastructure in China
---------------------------------------------------

History
-------

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

Recent Developments
-------------------

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

Distributions From HZHD
-----------------------

   Applicable Chinese laws and regulations require that, before a Sino- foreign equity joint venture enterprise (such as the Operating Subsidiary) distributes profits to investors, it must: (1) satisfy all tax liabilities; (2) provide for losses in previous years; and (3) make allocations, in proportions determined at the sole discretion of the Board of Directors, to a general reserve fund, an enterprise expansion fund and a staff welfare and employee bonus fund. Since the establishment of HZHD joint venture, each year the Company generated profits. However, each year both joint venture partners have agreed to retain the profits within the joint venture.

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

   All land in the PRC is owned by the government. According to the PRC law, land may be leased (under land use rights) for certain periods of time to businesses. Therefore, the fact that the Hangzhou Toll Road does not have title but only a land use right is the norm in the PRC for businesses. While Chinese law expressly protects the status and rights of Sino-foreign joint venture enterprises, including their right to use land during the term of their respective joint venture contracts, the state reserves the right, in extreme and exceptional circumstances, to terminate the joint venture and provide compensation therefor. In such an event, a joint venture's right to use land would terminate and all facilities would revert to the state in exchange for just compensation. Although management sees little risk in not having title to the land use rights, no assurances can be given that such land use rights may be not be terminated by the PRC.
                                        29

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


Quarter Ended            High        Low
-------------            ----        ---

March 31, 1994            1/8        1/8

June 30, 1994             3/8        1/8

September 30, 1994        1/4        1/8

December 31, 1994*        1/8        1/16

March 31, 1995*                      1/40

June 30, 1995*                       1/40

September 30, 1995*                  1/40

December 31, 1995*                   1/40
---------------------------
* The low price reflects the average of the bid and asked prices

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

TABLE 7 SUMMARY OF PROFORMA FINANCIAL RESULTS - 1994 & 1995


                                      1994                    1995
(Amount in thousand)            Rmb(a)      USD(a)      Rmb(a)      USD
                                ---         ---         ---         ---
Income Statement Date
Sales                          72,570      8,712      108,408      13,014
Gross Profit (b)               26,357      3,164       43,623       5,237
Income before income tax (c)   12,769      1,533       30,257       3,632
Net income                      7,531        904       16,871       2,025

Balance Sheet Data
Total assets                  134,539     16,151      168,566      20,236
Current liabilities            36,120      4,336       42,398       5,090
Long-term bank loan            16,140      1,938       15,490       1,860
Shareholders' equity            7,718        927       24,298       2,917
--------------------------------

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

RESULTS OF OPERATIONS - 1994 COMPARED TO 1995
---------------------------------------------

TABLE 8. WUXI CSI - SUMMARY FINANCIAL INFORMATION

                                                            % change
                                 1994        1995        from prior year
                                 ----        ----        ---------------
                                 (Rmb in million)

Sales                           72.57       108.41             49%
Gross Profit                    26.36        43.62             66%
Operating Income(1)             12.18        27.89            130%
Net Income(2)                    7.53        16.87            124%
----------------------

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

SPECIAL NOTE
------------

The following includes financial information prior to September 10, 1993, when Wuxi CSI was incorporated in the People's Republic of China as a Sino- foreign equity joint venture enterprise, and operated as Wuxi Vibration Isolator Factory. Therefore, the following comparative financial information is provided for general information purposes only.

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

   General and Administrative expenses decreased by $113,000 from $1,369,000 in 1994. The increase was primarily attributable to a decline in the amount of legal and professional fees, and engineering expenses.
                                        38

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





/s/ Pannell Kerr Forster of Texas, P.C.
PANNELL KERR FORSTER OF TEXAS, P,C.

February 9, 1996




5847 San Felipe, Suite 2300 Houston, Texas 77057 - Telephone (713) 700-8007
                                                         Fax (713) 764-3360

                             REGAL INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share data)

                                                        Year Ended December
                                                       ---------------------
                                                            1995        1994
                                                         -------     -------
                    ASSETS

CURRENT ASSETS:

     Cash                                               $     11    $   200
     Restricted Cash                                          19         15
     Accounts Receivable, less
      allowance for doubtful accounts
      of $53 and $74, respectively                         1,583        907
     Inventories                                           2,460      2,426
     Prepaid expenses                                        219         69
                                                        --------    -------
          Total Current Assets                             4,292      3,617


PROPERTY PLANT AND EQUIPMENT, less
  accumulated depreciation of $8,230 and
  $8,448 respectively                                      1,836       2,229

OTHER ASSETS                                                  16          36
                                                        --------    --------
         TOTAL ASSETS                                   $  6,144    $  5,882
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

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock - $.O1 par value: 150,000,000
     shares authorized;. 81,806,211 shares issued
     and outstanding in 1995 and 81,803,198 in 1994          818        818
     Additional paid-in capital                           20,307     20,307
     Deficit                                             (18,487)   (18,515)
                                                         --------   --------
          Total Stockholders' Equity                       2,638      2,610
                                                         --------   --------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                           $ 6,144    $ 5,882
                                                         ========   ========

The accompanying notes are an Integral part of these financial statements..

                            REGAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)



                                                    Year Ended December 31
                                                   -------------------------
                                                         1995          1994
                                                   -----------    -----------
REVENUES                                           $    7,591    $    7,091
COSTS AND EXPENSES:
  Cost of Sales                                         5,022         4,831
  Selling and marketing                                 1,402         1,240
  General and administrative                            1,258         1,369
                                                   -----------    -----------
                                                        7,682         7,440
                                                   -----------    -----------
OPERATING LOSS                                            (91)         (349)
                                                   -----------    -----------
OTHER INCOME (EXPENSES)
  Interest Expense, Including $131 and
    $189 to related parties                              (328)         (396)
  Other Income
    Gain on sale of fixed assets                          345             8
    Gain on settlements of liabilities                     11           116
    Other                                                  91            89
                                                    ----------    ----------
NET INCOME (LOSS)                                   $      28     $    (532)
                                                    ==========    ==========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                     81,806        53,331
                                                    ==========    ==========

NET INCOME (LOSS) PER COMMON SHARE                  $   0.000     $  (0.010)
                                                    ==========    ==========






The accompanying notes are an integral part of these financial statements,


                            REGAL INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except per share data)


                            Convertible
                          Preferred stock
                          Series A and B              Common Stock     Additional
                      -----------------------    --------------------
                           Number of             Number of               Paid-in
                            shares    Amount     shares       Amount     Capital      Deficit       Total
---------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER
31, 1993                  2,630,134   $  263   53,330,164   $  633    $  19,327    $ (17,983)  $   2,140

Conversion of
  Series B preferred

  Stock to Common
  Stock                    (130,134)     (13)     923,952        9            4                        -

Conversion of Series
  A preferred Stock
  to Common Stock        (2,500,000)    (250)   7,500,000       75          175

Conversion of
  $1,002,604 Harlequin

  Debt to Common Stock                         20,052,082      201          801                    1,002

Net Loss                                                                                (532)       (532)
                          ----------  -------  ----------   ------     ---------     --------   ---------
BALANCE, DECEMBER
  31, 1994                    -          -     81,806,198      818       20,307    $ (18,515)   $  2,610
                          ----------  -------  ----------   ------    ----------    ---------  ----------

Conversion of Series B Preferred
  Stock to Common Stock                               13
Net Income                                                                                28          28
                          ---------  --------  ----------   ------    ----------    ---------  ----------
BALANCE, DECEMBER
  31, 1995                       -    $   -    81,806,211   $  818    $  20,307     $ (18,487)  $  2,638
                          =========  ========  ==========   ======    ==========    ==========  =========








The accompanying notes are an integral part of these financial statements.

                           REGAL INTERNATIONAL, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (in thousands)





                                                     Year Ended December 31,
                                                      ----------------------
                                                         1995         1994
                                                      --------     --------
Cash flows from operating activities:
  Net Income (loss):                                  $    28     $   (532)
     Adjustments to reconcile net Income (loss) to
     net cash provided by (used in) operations:
          Depreciation                                    317          338
          Provision for losses on accounts receivable      24            3
          Gain on sale of assets                         (345)         (44)
          Gain on debt restructured                       (11)          (8)
     Changes In assets and liabilities:
          Decrease (increase) in accounts receivable     (700)         792
          Decrease (increase) in restricted cash           (4)          31
          Decrease in Inventories                          72           67
          Increase In prepaid expenses                     (7)         (21)
          Decrease (increase) in other asset               20          (33)
          Increase (decrease) in accounts payable         244         (215)
          Increase in accrued interest and
            other currant liabilities                     157           90
                                                      --------    ---------
Not cash provided by (used in) operating activities      (205)         468

Cash flows from Investing activities:
         Proceeds from the sale of fixed assets           324            8
         Capital expenditures                            (153)        (173)
                                                      --------     --------
         Net cash provided by (used in) Investing
           activities                                     171         (165)

Cash flows from financing activities:
        Proceeds from borrowing                           114           26
        Principal payment on debt                        (269)         157
                                                      --------     --------
Not cash used in investing activities                    (155)        (131)
                                                      --------     --------
Net Increase (decrease) in cash                          (189)         172

Cash at beginning of year                                 200           28

Cash at end of year                                   $    11       $  200
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

                           REGAL INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER, 31, 1995


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


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash Equivalents
----------------
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


Inventories
-----------
Inventories are valued at the lower of cost or market determined on a first-in, first-out basis. The company periodically evaluates its inventory to determine if any unsalable or obsolete inventory exists and adjusts its reserves as necessary. These evaluations are performed, at a minimum. on an annual basis.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

Property, Plant and Equipment
-----------------------------

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

Financial Instruments and Concentrations of Credit Risk
-------------------------------------------------------

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

Estimates
---------

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

Concentrations
--------------

Approximately 60% of the Company's labor force is covered by a collective bargaining agreement which expires in May 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

Income Taxes
------------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


(4)  INVENTORIES

Inventories consist of:

                                                            December 31,
                                                          ------------------
                                                           1995        1994
                                                        --------    --------
                                                            (in thousands)

Raw materials, net of allowance for
  obsolescence of $24 and $25,
  respectively                                           $  207      $  188
Work in process, not of allowance for
  obsolescence of $24 and $25,
  respectively                                              525         626
Finished goods, not of allowance
  for obsolescence of $306 and
  $423, respectively                                      1,728       1,612
                                                        --------     -------

                                                        $ 2,460     $ 2,426
                                                        ========    ========

(5)  PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of:

                                       Estimated              December 31,
                                      Useful Life            1995      1994
                                  -----------------       ------------------
                                                             (in thousands)

Land                                                       $  101    $  216
Building and improvements             5-25 years            1,357     1,520
Manufacturing equipment               4-10 years            7,798     8,074
Other property & equipment            3-5 years               810       865
                                                          --------   -------
                                                           10,066    10,675
Less: Accumulated depreciation                             (8,230)   (8,446)
                                                          --------   -------
                                                          $ 1,836   $ 2,229
                                                          ========   =======

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995



(6) LONG-TERM DEBT:

Long-term debt is summarized as follows:

                                                             December 31,
                                                           -----------------
                                                             1995      1994
                                                          --------  --------
                                                            (in thousands)

Secured Promissory Notes (a)                              $ 2,058   $ 2,100
Secured Promissory Notes (b)                                   54       125
Capitalized Leases and Transportation
    Equipment Notes (c)                                        47        89
                                                          --------  --------
                                                            2,159     2,314
   Less current maturities                                   (865)     (541)
                                                          --------  --------
          Total long-term debt                            $ 1,294   $ 1,773
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


(7) INCOME TAXES:

The Company files a consolidated federal income tax return. At December 31, 1995 the Company had available unused operating loss carryforwards and tax credit carryforwards that expire as follows:




                    Net operating    Percentage

   Expiring              Loss         Depletion       Contribution      combined
December  31,       Carryforwards    Carryforwards   Carryforwards     Carryforwards
--------------   -----------------  ---------------  -------------   ---------------

1906               $                   $               $   2,000      $       2,000
1997                                       12,000                            12,000
1998                   802,000             11,000                           813,000
1999                 3,671,000              8,000                         3,679,000
2000                 2,609,000              6,000                         2,615,000
2001                 6,392,000              4,000                         6,396,000
2003                 4,039,000                                            4,039,000
2004                 2,423,000                                            2,423,000
2005                 2,050,000                                            2,050,000
2006                 3,430,000                                            3,430,000
2007                   562,000                                              562,000
2009                   413,000                                              413,000
                ---------------  -----------------  --------------    --------------
TOTALS              26,391,000          $  41,000       $   2,000        26,434,000
                ===============  =================  ==============    ==============

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

The current and noncurrent deferred tax assets and liabilities are comprised of the following:

                                       Current            Non-Current
                                       -------            -----------

Deferred tax liability:

   Depreciation                                         $   (375,000)

Deferred tax assets:

   Loss Carryforwards                                      8,973,000
   Other Tax Credits                                         195,000
   Accruals                           $  73,000
   Allowance for Doubtful Accounts       18,000                  -
                                       ---------         ------------
                                         91,000            8,793,000
Less Valuation Allowance                (91,000)          (8,793,000)
                                       ---------         ------------
   Net Deferred Tax Assets                  -0-                  -0-
                                       =========         ============


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

                              COMMON STOCK OPTIONS

                                                    1995            1994
                                                    ----            ----
Shares under option beginning of year            150,000         328,000
Expired                                             -           (178,000)
                                                ---------       ---------
Shares under option end of year                  150,000         150,000
                                                =========       =========
Average exercise price of outstanding
  options                                          $.156           $.156

Exercisable at end of year                       150,000         150,000
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

April 5, 1996.
                                        58

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

                                Three months
                                   ended
                                December 31         Year ended December 31,
                                              ----------------------------------
                                  1993             1994        1995        1995
                               ----------     ----------  ----------  ----------
                                  Rmb             Rmb         Rmb         US$

Sales                            14,940          72,570     108,408      13,014

Cost of goods sold               11,198          46,213      64,785       7,777
Selling and administrative
   expenses                       3,784          14,173      15,642       1,878

Interest expense (income), net      480            (104)     (1,627)       (195)
Other income, net                  (648)           (481)       (649)        (78)

    Total cost and expenses      14,814          59,801      78,151       9,382
                              ----------      ----------  ----------  ----------
    Income before income taxes
      and minority interests        126          12,769      30,257       3,632

Provision for income taxes          (78)              -           -           -

    Income before minority
     interests                       48          12,769      30,257       3,632

Minority interests                  138          (5,238)    (13,386)     (1,607)
                              ----------      ----------   ----------  ---------
    Net income                      186           7,531      16,871       2,025
                              ==========      ==========  ==========  ==========



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

                                        60

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

     The accompanying notes are an integral part of these consolidated balance sheets.
                                        61

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

                                        62

                     ACEWIN PROFITS LIMITED AND SUBSIDIARIES
                     ---------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     --------------------------------------
         FOR THE PERIOD FROM OCTOBER 1, 1993 TO DECEMBER 31,1993 AND FOR
         ---------------------------------------------------------------
                    THE YEARS ENDED DECEMBER 31,1994 AND 1995
                    -----------------------------------------

                             (Amounts in thousands)


                                   Three months
                                       ended
                                    December 31        Year ended December 31,
                                   ------------  ----------------------------------
                                         1993        1994        1995        1995
                                     ----------  ----------  ----------  ----------
                                        Rmb          Rmb         Rmb        US$

Cash flows from financing
  activities:
  Repayment of loans from
    related parties                        -          (350)       (120)        (14)
  Proceeds of long-term bank
    loans                              8,900        14,250      14,250       1,710
  Repayment of long-term bank
    loans                             (7,400)      (15,000)    (17,850)     (2,143)
  Due to Chinese joint venture
    partner                              963           356      (1,295)       (155)
  Due to China Strategic
    Holdings Limited ("CSH")            (442)       (1,136)       (443)        (53)
  Capital contribution to
    Operating Subsidiary by
    CSH                               34,704         3,576          -           -
                                   ----------    ----------  ----------  ----------
Net cash provided by (used in)
  financing activities                36,725         1,696      (5,458)       (655)

Net increase in cash and cash
  equivalents                         26,350         1,583      19,880       2,387

Cash and cash equivalents, at
  beginning of period/year             2,507        28,857      30,440       3,654
                                   ----------    ----------  ----------  ----------
Cash and cash equivalents, at end
  of period/year                      28,857        30,440      50,320       6,041
                                   ==========    ==========  ==========  ==========


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

The accompanying notes are an integral part of these consolidated statements of cash flows.
                                        63

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



                                Shares of
                               Common Stock   Common Stock     Dedicated     Retained
                                                                Capital       Earnings       Total
                               ------------   ------------   ------------   ------------   ---------
                                  Number          Rmb            Rmb            Rmb           Rmb

Balance at October 30, 1993              1              1              -              -              1
Net income                               -              -              -            186            186
Transfer to dedicated capital            -              -              1             (1)             -
                               ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1993             1              1              1            185            187

Net income                               -              -              -          7,531          7,531
Transfer to dedicated capital            -              -            780           (780)             -
                               ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1994             1              1            781          6,936          7,718

Net income                               -              -              -         16,871         16,871
Transfer to dedicated capital            -              -            908           (908)             -
Dividend declared                        -              -              -           (291)          (291)
                               ------------   ------------   ------------   ------------   ------------
Balance at December 31, 1995             1              1          1,689         22,608         24,298
                               ============   ============   ============   ============   ============








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

   the profit and loss sharing ratio is the same as the percentage of equity interest; and

   the Board of Directors consists of 7 members: 4 designated by CMHL and 3 designated by Wuxi Vibration Isolator Factory, the Chinese joint venture partner of Wuxi CSI.
                                        65

--------------------------------------------------

The acquisition of the Operating Subsidiary by China Machinery has been accounted for by the purchase method of accounting. The tangible assets were valued in the acquisition at the estimated fair value, which approximated historical net book value. The results of the Operating Subsidiary are included in the consolidated statements of income from the effective date of the joint venture, October 1, 1993. As a result of the allocation of income to minority interests and reductions in the income tax and sales tax rates, the consolidated statement of income of the Company and its subsidiaries for the three months ended December 31, 1993, and the years ended December 31, 1994 and 1995 are not comparable to the results of operations of Wuxi CSI for the nine months ended September 30, 1993 ("the Pre-joint Venture period") in certain material respects.

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

--------------------------------------------------

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

The Operating Subsidiary's products are primarily sold in the PRC for Renminbi. Thus, their revenues and profits are predominantly denominated in Renminbi, and will have to be converted to pay dividends to the Company in United States Dollars or Hong Kong Dollars. Should the Renminbi devalue against the United States Dollar, such devaluation would have a material adverse effect on the Company's profits and the foreign currency equivalent of such profits repatriated by the Operating Subsidiary to the Company. The Company currently is not able to hedge its Renminbi - Dollar exchange rate exposure in the PRC because neither the banks in the PRC nor any other financial institution authorized to engage in foreign exchange transactions offer forward exchange contracts.

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

f.  Taxation- Income Taxes (Cont'd)
    -------------------------------

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

The official exchange rates, unified exchange rates and Shanghai swap center rates as of December 31, 1993, December 31, 1994 and December 31, 1995 were as follows:

                                             December 31,
                             --------------------------------------------
                                    1993         1994         1995
                               -----------  -----------  -----------
Rmb equivalents of US$1
  Official exchange rate           5.80          N/A          N/A
  Unified exchange rate             N/A         8.44         8.32
  Shanghai swap center rate        8.70         8.44         8.32

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




4.  ACCOUNTS RECEIVABLE
------------------------

Accounts receivable consists of:

                                                    December 31,
                                      --------------------------------------
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

5.  INVENTORIES
---------------
                                                 December 31,
                                  ------------------------------------------
                                     1993            1994             1995
                                  ----------      ----------      ----------
                                     Rmb             Rmb              Rmb

Raw materials                        7,834           5,504            5.866
Work-in-progress                     2,221           2,432            2,636
Finished goods                       5,865           6,865            7,867
Less: Provision for obsolescence         -               -                -
                                 ----------       ----------      ----------
                                    15,920           14,801          16,369
                                 ==========       ==========      ==========


6.  PROPERTY, PLANT AND EQUIPMENT
-----------------------------------

                                               December 31,
                               ------------------------------------------
                                    1993            1994          1995
                                 ----------     ----------    ----------
                                     Rmb            Rmb           Rmb


Plant and office buildings          12,775         15,516        20,021
Machinery and equipment             21,965         25,154        38,550
Motor vehicles                       1,559          2,641         2,773
Furniture, fixtures and office
  equipment                            611          2,157         2,847
Construction-in-progress            15,561         11,740         8,375
Less: Accumulated depreciation        (434)        (2,587)       (5,344)
                                 ----------     ----------     ---------
Net book value                      52,037         54,621        67,222
                                 ==========     ==========     ==========


7.  LONG-TERM INVESTMENT
--------------------------
Long-term investment comprised:
                                             December 31,
                           -----------------------------------------------
                                 1993           1994           1995
                             ----------     ----------     ----------
                                Rmb             Rmb             Rmb

Unlisted investments, at cost    2,088           2,088           2,088
Government debentures              455             260             190
                             ----------     -----------     -----------
                                 2,543           2,348           2,278
                             ==========     ===========     ===========

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


17.  SUBSEQUENT EVENTS
----------------------

a. Pursuant to a joint venture agreement signed in December 1995 by the Operating Subsidiary with Vulkan Kupplungs - U Getriebebau B. Hackforth GMBH & Co. KG, a Germany incorporated company, the Operating Subsidiary formed a new Sino-foreign joint venture enterprise established in the City of Wuxi, Jiangsu Province in the PRC. Details of the provisions in the joint venture agreement are as follows:

------------------------------

                      Percentage of
Name of joint         interest held     Date of        Total         Registered    Principal
venture company        by Wuxi CSI     formation     investment       capital     activities
---------------       -------------   ------------   ------------   -----------  ------------

Wuxi Vulkan               49%        March 25,1996    US$  $8,000    US  $4,000  Production of
Couplings Co.,                                                                    Couplings
Ltd. ("WVCC")




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

                      WUXI CSI VIBRATION ISOLATOR CO., LTD
                      ------------------------------------
                         STATEMENT OF CHANGES IN EQUITY
                         ------------------------------
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,1993
                   -------------------------------------------
                     (THE "1993" PRE-JOINT VENTURE PERIOD")
                     --------------------------------------
                             (Amounts in thousands)

                                 Dedicated          Retained
                                  Capital           Earnings            Total
                               ------------       ------------      -----------
                                    Rmb                Rmb             Rmb
Balance at December 31, 1992       22,678                925            23,603

Net income                              -              6,109             6,109

Transfer to dedicated capital       8,101             (8,101)                -

Contribution from former
  Chinese partner                       -              1,474             1,474
                              ------------        -----------       -----------
Balance at end of 1993 Pre-
  Joint Venture Period             30,779                407             31,186
                              ============        ============      ===========







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

-------------------------------------------------------

b. Taxation (cont'd)
   -----------------

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

4.  FOREIGN CURRENCY EXCHANGE
-----------------------------

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

                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------


              UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
              ----------------------------------------------------
                       FOR THE YEAR ENDED DECEMBER 31,1995
                      ------------------------------------
                  (Amounts expressed in United States dollars)


                                  Historical     As adjusted     Historical
                                  ----------     -----------     ----------
                                                                  Notes to                    Pro forma
                                                                  unaudited                  consolidated
                                                                  pro forma                  statement of
                   Regal            Regal       Acewin Profits   consolidated               income of Regal
              International,    International,   Limited and      financial    Pro forma    International,
                   Inc.              Inc.        Subsidiaries    statements   adjustments        Inc.
              --------------    --------------  --------------  ------------- ------------  --------------
                  $'000             $'000           $'000                        $'000          $'000
                                  (Note 1)       (Note 2)
Sales                 7,591                -           12,967                                     12,967
              --------------   --------------   --------------  ------------- ------------  --------------
Cost of goods
     sold             5,022                -            7,749                                       7,749
Selling and
  administrative
  expenses            2,660                -            1,871                                       1,871
Interest expenses
  (income), net         328                -             (195)                                       (195)
Other income, net      (447)               -              (77)                                        (77)
              --------------   --------------   --------------  ------------- ------------   -------------
Total costs and
  expenses            7,563                -            9,348                                       9,348
              --------------   --------------   --------------  ------------- ------------   -------------

Income from
  continuing
  operations before
  income tax             28                -            3,619                                       3,619

Provision for income
  tax                     -                -                -                                           -
              --------------   --------------   --------------  ------------- ------------    ------------

Income from
  continuing
  operations             28                -            3,619                                       3,619
Income from
  discontinued
  operations              -               28                -                                          28
              --------------   --------------   --------------  ------------- ------------   -------------

Income before
  minority
  interests              28               28            3,619                                       3,647

Minority
  interests               -                -           (1,601)                                     (1,601)
              --------------   --------------   --------------  ------------- -------------   -------------

Net income               28                2            2,018                                        2,046
              ==============   ==============   ==============  ============= =============   =============



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
              $'000             $'000          $'000                         $'000        $'000
                               (Note 1)       (Note 2)        (Note 3)

ASSETS
-------
Current assets
Cash and cash
equivalents          11               800          6,026                                      6,826
Restricted cash      19                 -              -                                          -
Note                  -               149              -                                        149
Accounts receivable,
  net             1,583                 -          1,913                                      1,913
Inventories       2,460                 -          1,960                                      1,960
Prepayments and
  other current
  assets            219                 -          1,345                                      1,345
Due from related
  companies           -                 -            499                                        499
          --------------    -------------- --------------  ------------- ------------ --------------

Total current
  assets          4,292               949         11,743                                     12,692
          --------------    -------------- --------------  ------------- ------------ --------------

Property,
  plant and
  equipment net   1,836                 -          8.050                                      8,050
Long-term
investment           16            13,500            273        (c)          (13,500)           273
Note receivable       -             1,551              -                                      1,551
Intangibles           -                 -            120                                        120
          --------------    -------------- --------------  ------------- ------------ --------------

Total assets      6,144            16,000         20,186                                     22,686
          ==============    ============== ==============  ============= ============  =============
LIABILITES AND
  SHAREHOLDERS'
  EQUITY
---------------
Current liabilities
  Short-term bank
    loans             -                 -            413                                        413
  Long-term loans     -
  current portion   865                 -          1,904                                      1,904
  Accounts
   payable          752                 -          1,053                                      1,053
  Accrued expenses
    and other
    payables        595                 -          1,296                                      1,296
  Taxes other than
      income          -                 -             86                                         86
  Due to related
companies             -                 -            326                                        326
          --------------    -------------- --------------  ------------- ------------ --------------


Total current
liabilities       2,212                 -          5,078                                      5,078
          --------------    -------------- --------------  ------------- ------------ --------------



                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------

                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                 ----------------------------------------------
                             AS OF DECEMBER 31,1995
                             ----------------------
                  (Amounts expressed in United States dollars)



                             Historical     As adjusted     Historical
                             ----------     -----------     ----------
                                                             Notes to                   Pro forma
                                                             unaudited                 consolidated
                                                             pro forma                 statement of
                   Regal            Regal      Acewin Profits  consolidated              income of Regal
              International,    International,  Limited and      financial    Pro forma   International,
                   Inc.              Inc.       Subsidiaries     statements   adjustments     Inc.
              --------------    -------------- --------------  ------------- ------------ --------------
                  $'000             $'000          $'000                         $'000       $'000
                                   (Note 1)       (Note 2)        (Note 3)
Convertible Note
  payable                 -            13,500                            (b)      (13,500)            -
Long-term loans         475                 -          1,855                                      1,855
Loans from related
  parties               819                 -              -                                          -
Due to Chinese joint
  venture partner         -                 -          1,604                                      1,604
Due to China
  Strategic Holdings
  Limited                 -                 -          4,377             (a)       (4,377)            -
Minority interests        -                 -          4,363                                      4,363
Shareholders' equity:
Common stock            818               818              1             (b)        4,470         5,288
                                                                         (c)           (1)
Additional paid-in
  capital            20,307            20,169             -              (b)        9,030        20,077
                                                                         (a)        4,377
                                                                         (c)      (13,499)
Dedicated Capital         -                 -            202                                        202
  (Accumulated
    deficits)
Retained
    earnings        (18,487)          (18,487)         2,695                                    (15,792)
Cumulative
  translation
  adjustments             -                 -             11                                         11
              --------------    -------------- --------------  ------------- ------------ --------------
Total shareholders'
  equity              2,638             2,500          2,909                                      9,786
              --------------    -------------- --------------  ------------- ------------ --------------

Total liabilities and'
shareholders'
equity
                      6,144            16,000         20,186                                     22,686
              ==============    ============== ==============  ============= ============  =============







The accompanying, notes are an integral part of this unaudited consolidated balance sheet.

                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------
                          NOTES TO UNAUDITED PRO FORMA
                          ----------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

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

2.  FOREIGN CURRENCY TRANSLATION TO REPORTING CURRENCY
    --------------------------------------------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES

   The Board of Directors of the Registrant has elected to change its independent accountants from Pannell Kerr Forster of Texas P.C. ("Pannell Kerr") to Arthur Anderson & Co. The decision resulted from the fact that after February 19, 1996 the Registrant's sole operating subsidiary is located in China, where Arthur Anderson has greater resources in the Registrant's areas of operation, and a prior, ongoing business relationship with the Registrant. Although Pannell Kerr's report on the Registrant's audited financial statements for the fiscal year ended December 31, 1994 and 1995 contained a "going concern" qualification, the change in independent accountants is not related to such qualification or to any disagreement with Pannell Kerr.

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

Name                             Age      Position and office
----                             ---      -------------------
Oei Hong Leong (2)               48       Chairman of the Board of Directors

Richard N. Gray (1)              50       Director

Martin Furner (1)                43       Director

Chung Cho Yee Mico (2)           35       Director

Ma Wai Man (Catherine) (2)       30       Director and Secretary
---------------------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERS AND MANAGEMENT
---------------------

a) The following sets forth the only persons known to the Company to be beneficial owners as of August 15, 1996, of more than five percent (5%) of the Company's Common Stock:

                                COMMON STOCK

Name and Address of Stockholders Number of Shares Owner  Percentage of Class
-------------------------------- ----------------------  -------------------
China Strategic Holdings Ltd. (1)     487,519,868               92.2% (2)
  52/F Bank of China Tower
  1 Garden Road, Hong Kong

Harlequin Investment Holdings
   Ltd. (3) (4)                        12,452,082              15.22%
  Creque Building
  Tortola, British Virgin Islands
------------------

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

b) The following table sets forth information as of August 15, 1996 regarding beneficial ownership of Common Stock of the Company by (I) each director of the Company and (ii) all directors and officers as a group:

                            Number of Shares of
                               Common Stock           Percentage
Name                         Beneficially Owned        of Class
----                         ------------------        --------

Richard N. Gray (B)              12,452,082             15.22%
Oei Hong Leong (A)(C)           487,519,868             91.2%
Chung Cho Yee Mico (A)(C)       487,519,868             91.2%
Ma Wai Man (A)                  487,519,868             91.2%(D)
Martin Furner                        -                    *
All Directors and Officers
  as a Group (5 persons)        499,971,950             94.54%
----------------------------

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

                                       Date: 2/22/98


Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/Chung Cho Yee, Mico               Date:    2/22/98
   -------------------------------            -------------------
    Chung Cho Yee, Mico
    Director

By: /s/ Ma Wai Man, Catherine            Date:    2/22/98
   -------------------------------            -------------------
    Ma Wai Man, Catherine
    Director

By: /s/ Richard N. Gray                  Date:    2/22/98
   -------------------------------            -------------------
    Richard N Gray
    Director

By: /s/ Martin Furner                    Date:    2/22/98
   -------------------------------            --------------------
    Martin Furner
    Director