Form 10QSB/A
period 1996-09-30
REGAL INTERNATIONAL INC
filed 1998-02-25
CIK 357434

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB/A-2

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

                                                        Nine Months                             Three Months
                                                      Ended September 30,                    Ended September 30,
                                           -------------------------------------  ------------------------------------
                                               1996         1996        1995         1996          1996        1995
                                           -----------  -----------  -----------  -----------  -----------  -----------
                                                US$          Rmb         Rmb          US$           Rmb         Rmb
Toll revenue                                    3,379       28,046       27,908        1,161        9,636        8,273

General and
  administrative expenses                      (1,192)      (9,890)      (7,942)        (542)      (4,502)      (2,777)

Exchange gain                                      45          375        1,032           16          134         (367)
                                           -----------  -----------  -----------  -----------  -----------  -----------
Income from continuing
operations before
 income taxes and
 minority interest                              2,232       18,531       20,998          635        5,268        5,129
Provision for income taxes                        -            -            -            -            -            -
                                           -----------  -----------  -----------  -----------  -----------  -----------

Income from continuing
operations before
 minority interest                              2,232       18,531       20,998          635        5,268        5,129
Minority interests                             (1,185)      (9,839)      (9,791)        (394)      (3,273)      (2,696)
                                           -----------  -----------  -----------  -----------  -----------  -----------

Income from continuing
 operations                                     1,047        8,692       11,207          241        1,995        2,433

Net gain on disposal
  of investment                                   450        3,743          -            451        3,743          -

Loss from discontinued
 operations                                      (186)      (1,545)        (695)         (48)        (397)        (745)
                                           -----------  -----------  -----------  -----------  -----------  -----------

 Net income                                     1,311       10,890       10,512          644        5,341        1,688
                                           ===========  ===========  ===========  ===========  ===========  ===========
Earnings per common
 share (Primary):
  - from continuing
    operations                                  0.02        0.15        0.14          0.01        0.07         0.03
  - from discontinued
    operations                                 (0.00)      (0.02)      (0.01)        (0.00)      (0.00)       (0.01)
                                          -----------  -----------  -----------  -----------  -----------  -----------
                                                0.02        0.13        0.13          0.01        0.07         0.02
                                          ===========  ===========  ===========  ===========  ===========  ===========
Earnings per common
 share (Fully diluted):
  - from continuing
    operations                                 0.00        0.01        0.01          0.00        0.01         0.00
  - from discontinued
    operations                                (0.00)      (0.00)      (0.00)         0.00       (0.00)       (0.00)
                                         -----------  -----------  -----------  -----------  -----------  -----------
                                               0.00        0.01        0.01          0.00        0.01         0.00
                                         ===========  ===========  ===========  ===========  ===========  ===========
Weighted average common
shares outstanding                       81,806,198   81,806,198   81,806,198   81,806,198   81,806,198   81,806,198
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

Pursuant to an Acquisition Agreement dated September 10, 1996 between Regal, Westronix Limited ("Westronix"), a wholly owned subsidiary of CSH, and CSH, Regal acquired all the issued and outstanding shares of Westronix at a consideration of US$30 million satisfied through the issuance of a US$30 million Convertible Note (the "Convertible Note B") by Regal to Horler bearing interest at 9% per annum after an initial 6-month interest-free period. The terms of the Convertible Note B provide for the conversion of the principal and any unpaid interest on the Convertible Note B into shares of the Common Stock of Regal ("Common Stock") at a conversion price of US$0.0302 per share. The principal of Convertible Note B is due and payable in full in cash three (3) years from the date of issue. CSH has the right to call for an early redemption by giving 14 days notice to Regal. The principal and any unpaid interest owing on Convertible Note B can be converted into shares of the common stock of Regal, in whole or in any parts, at any time from the date of issuance. Upon conversion, CSH would hold approximately 96.16% of the outstanding shares of the Company. Westronix's sole asset is a 51% equity interest in Hangzhou Zhongche Huantong Development Co. Ltd., a Sino- foreign equity joint venture incorporated in the People's Republic of China, held through an intermediate Hong Kong company, China Construction International Group Limited.

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

The recognition of toll profit on the accrual basis and upon the commencement of operations has been deferred until the commencement of the entire toll road operation under PRC GAAP. The toll revenues for the section from Jichang Road to Xiangfuqiao have been recognized on the accrual basis. The toll revenue for the section from Xiangfuqiao to Lingjiaqiao has been deferred until the commencement of operation for the entire section of the toll road.

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

Income from the historical operations of Regal for the period ended
September 30, 1995 and 1996, which included income from oilfield, marine rubber, custom-molded and safety services, has been reclassified as "Loss from discontinued operations" in the consolidated statements of income as a result of the disposal of the related net assets to New Regal in 1996. Accordingly, net assets related to the discontinued operations of Regal as of December 31, 1995 have also been reclassified as "Net assets of discontinued operations" in the accompanying financial statements.

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

The Operating Subsidiary retains the ownership interest in the road and bridges constructed during the joint venture period of 30 years from the date of the formation. Upon expiration of the joint venture period, in accordance with the joint venture agreement, the road and bridges owned by the Operating Subsidiary will be surrendered to the Chinese JV partner.

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

- 25.0 km of Class 1 construction (6km of four-lane wide single carriage way with slow lanes and 19km of dual two-lanes with hard shoulders for emergency) including 21 bridges and three grade-separated junctions. The implementation of this section of the toll road consists of two phases: Northwest section (Xiangfuqiao to Liuxai, 13.7 km) which is expected to be completed at end of 1996 and West section (Liuxai to Lingjiaqiao, 11.3 km), which was completed in December, 1997. This section encompasses extensive bridge works including:

     river crossing bridges
     bridges for road interchanges
     underpasses and underground crossings for pedestrians and vehicles

The section of the road from Jichang Road to Xiangfuqiao is now in operation and has been generating revenues from toll collection from the toll plazas at Xiangfuqiao. The section from Xiangfuqiao to Liuxai was completed in December, 1996 and became operative in 1997. The section from Liuxai to Lingjiaqiao was completed in December, 1997. Upon full completion and after receiving the approval from the PRC authorities, toll plazas are expected to operate at Xiangfuqiao (already in operation), Liuxai and Lingjiaqiao. The toll plazas are currently utilizing electronic surveillance systems along with computerized toll collection systems.

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


TOLL REVENUE

Toll revenue increased marginally by Rmb138,000 (US$17,000) or 0.5% in the nine months to September 30, 1996 as compared with the corresponding period in 1995. Traffic volume was adversely affected by the opening of the Hangzhou section of the Shanghai - Ningbo Expressway, which led to a certain degree of diversion of traffic. However the adverse effect was fully offset by an average increase in toll fees by approximately 50% in 1996. Management believes that further decrease in vehicle flows is unlikely and is optimistic about the future revenue generation ability of Hangzhou toll road as the second phase of the toll road became operative in 1997. In addition, the third and final phase of the toll road was completed by in December 1997 and is expected to generate revenue in early 1998.

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

EXCHANGE GAIN

Exchange gain represents the favorable exchange difference arising from remeasurement of various reporting currencies of the different companies within the Group into Renminbi, which is the Group's functional currency. Upon period end revaluation of the amount payable to CSH, which was in terms of foreign currency, exchange gains were recorded in the past three years due to continual strengthening of Renminbi. However slow down in appreciation of Renminbi during the first nine months of 1996 had sent exchange gain down to Rmb375,000 (US$45,000) from Rmb1,032,000 (US$124,000) of the corresponding period in 1995.

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

The Operating Subsidiary has been able to raise funds from banks for financing the construction of the second and third phases of the toll road
(the "CIP Projects"). Construction of the second phase was completed in December, 1996 and the third phase was completed in December, 1997. The Company anticipates that in 1998 the Operating Subsidiary will generate substantial toll revenue from all three phases of the toll road. The Company expects that its cash flows from operations, combined with cash and cash equivalents, bank lines of credit and other external sources of financing, are adequate to finance the Company's operating and debt services requirements for the foreseeable future.

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




                                REGAL INTERNATIONAL INC.
                                (Registrant)

         2/22/98                /s/ Mico Chung
Date: ___________________   __________________________
                            Mico Chung, President

         2/22/98              /s/ Jack Law
Date: ___________________   __________________________
                            Jack Law
                            , Chief Financial Officer