Form 10KSB/A
period 1996-12-31
REGAL INTERNATIONAL INC
filed 1998-02-25
CIK 357434

                                  FORM 10-KSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


                         Commission file number: 1-8334

                            REGAL INTERNATIONAL, INC.
             (Exact name of Registrant as specified in its charter)

         Delaware                                       75-1071589
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation of organization                      Identification No.)


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

DESCRIPTION OF THE BUSINESS OF REGISTRANT PRIOR TO FEBRUARY 19, 1996

GENERAL


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

   Total operating revenues were as follows:

                     Operating Revenues As a % of Continuing
                                         In Thousands Operating Revenues
                                      1995       1994       1995        1994
                                      ----       ----       ----        ----

OILFIELD, MARINE AND
CUSTOM MOLDED PRODUCTS

   Oilfield Products                $5,793     $5,129         76.3%       72.3%
   Marne Products                      967        937         12.7        13.3
   Custom Molded Products              341        307          4.5         4.3


   Total                             7,101      6,373         93.5        89.0
                                    ======     ======        ======      ======

ENERGY SERVICES

   Safety Services                     490        718          6.5        10.1

Total Operating Revenues            $7,591     $7,091        100.0%      100.0%
                                    ======     ======        ======      ======

OILFIELD RUBBER PRODUCTS:

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

Wuxi CSI Sales For The Years Ended December 31, 1995 And 1994
-------------------------------------------------------------

Table 1 Sales Analysis
(Rmb in thousands)

                        1994       1995      % Change
                      ------    --------    ---------
Sales                 72,570    108,408          49%
Gross Profit          26,357     43,623          66%
Operating income (1)  12,184     27,981         130%
Net income             7,531     16,871         124%
------------------------

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

BUSINESS OF REGISTRANT AFTER SEPTEMBER 10, 1996

     On September 10, 1996 the Registrant acquired, as its sole asset, all the issued and outstanding capital stock of Westronix Limited, a company which owns all the outstanding capital stock of China Construction Holdings Limited ("CCHL"). CCHL is a holder of a 51% interest in Hangzhou Zhongche Huantong Development Co., Ltd. ("HZHD"). HZHD is the only operating subsidiary of the Registrant. HZHD established on June 23, 1993, is a Sino- foreign joint venture in China between CCHL and its Chinese partner, Hangzhou City Transportation Development Company.

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

The Hangzhou Ring Road was approved as a priority project by the Hangzhou Municipal Planning Committee in 1992. HZHD has registered capital of RMB200 million and total investment of RMB600 million. China party contributed RMB98 million by injecting the existing Class 2 toll road, and CCHL contributed RMB102 million in cash. The principal asset of HZHD is its 100% interest in a 30-year joint venture consisting of the Hangzhou Ring Road, a three-section toll road surrounding the city of Hangzhou, which was completed in December, 1997. Two of the three sections of the road were already completed by the end of 1996.

When the toll road is fully completed, it will be 38.2 km long and comprised of:

-13.2 km of existing Class 2 wide single carriageway linking Jichang (Airport) Road to Xiangfuqiao. The traffic capacity is estimated at about 20,000 vehicles per day (two way flow).

-25.0 km of Class 1 construction (6km of four-lane wide single carriageway with slow lanes and 19km of dual two-lanes with hard shoulders for emergency) including 21 bridges and three grade-separated junctions. The implementation of this section of the toll road consists of two phases: Northwest section (Xiangfuqiao to Liuxai, 13.7 km) which was completed in December, 1996 and West section (Liuxai to Lingjiaqiao, 11.3 km), was completed in December, 1997. This section encompasses extensive bridge works including:

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

The Company is currently in a process of installing in electronic surveillance systems along with utilizing computerized toll collection systems in toll plazas.

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

Recent Developments

Since the implementation of "reform and opening", along with the transition from a planned economy to a "socialist market economy", traffic between different cities and between urban and rural areas in China has increased. This has resulted in a sharp increase in demand for medium- and short- distance small-scale freight transport, a large increase in passenger flow and a steep rise in highway traffic. Many highways have actual volumes of four to five times more than their designed capacity. Traffic has become an outstanding bottleneck hindering economic development.

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

The construction of the Shenyang-Dalian Expressway in 1987, the first of its kind in China, has ushered in a new era. So far, more than 20 expressways, totaling 2,100 kilometers, have been built through China. Completed and opened on September 1, 1990, it has greatly shortened the time and distance between the two largest cities in north-eastern China, producing considerable economic benefit. The Shenyang-Dalian Expressway, the first of its kind in China, has greatly promoted and accelerated highway and expressway construction throughout the country, especially in the economically developed areas. So far China has a total of 33 major highways, including those still under construction.
                                        13

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


Distributions From HZHD
-----------------------

     Applicable Chinese laws and regulations require that, before a Sino-foreign equity joint venture enterprise (such as each Operating Subsidiary) distributes profits to investors, it must: (1) satisfy all tax liabilities; (2) provide for losses in previous years; and (3) make allocations, in proportions determined at the sole discretion of the Board of Directors, to a general reserve fund, an enterprise expansion fund and a staff welfare and employee bonus fund. Since the establishment of HZHD joint venture, each year the Company generated profits. However, each year both joint venture partners have agreed to retain the profits within the joint venture. Such profits have been used to finance the cost of constructing the Hangzhou Toll Road which was completed in December, 1997.

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

                                  PART II.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------

The registrant's Common stock was listed on the New York Exchange ("NYSE") (symbol : RGL) until December 7, 1994, at which time the NYSE suspended trading since the Registrant did not meet the continued listing requirements. On February 9, 1995, the Common Stock was removed from registration and listing on the NYSE. The Registrant's Common Stock began trading on the NASD Electronic Bulletin Board since August 1995. The Company's Common Stock trades sporadically on the NASD's Bulletin Board. The following table sets forth the high and low prices of the Common Stock as reported in the consolidated transaction reporting system during the periods indicated :

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

--------------------

(a) The U.S. dollar convenience translation amount have been translated using the unified exchange rate quoted by the Bank of China on December 31, 1994, 1995 and 1996 of $1.00 =Rmb 8.44, $1.00 = Rmb 8.32 and $1.00 = Rmb 8.29 respectively.
No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at those rate on December 31, 1994, 1995 and 1996 or at any other certain rate.

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



Toll Revenue
------------

Toll revenue increased 3.4% to Rmb 38.5 million in 1996 from Rmb 37.2 million in 1995. This was primarily attributable to an average increase of toll fees by approximately 50%, partially offset by a decrease in traffic flows. Competition from the Hangzhou section of the Shanghai - Ningbao Expressway, which was opened this year, resulted in reduction of traffic volume from 6.1 million vehicles in 1995 to 5.2 million vehicles in 1996. The management believes the impact has already been reflected in 1996. Further decrease of vehicle flows is unlikely. Management is also optimistic about the future revenue generation ability of Hangzhou Toll Road as the second phase of the toll road had been completed and started to collect toll revenue from March, 1997. The toll rates for the second phase is about double the toll rates for the first phase. In addition, the third and final phase of the toll road was completed in December, 1997 and should start to generate revenues in the 1998 fiscal year after obtaining the approval from the PRC authorities.

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

The exchange rates for Renminbi against U.S. Dollars were 8.44, 8.32 and 8.29 of 1994, 1995 and 1996 respectively, representing an appreciation of Renminbi by 1.4% and 0.4% in 1995 and 1996 respectively, when comparing the exchange rate at the end of the year with the position at the beginning of the year. As a consequence, exchange gain dropped substantially from Rmb 1.1 million of a year earlier to Rmb 0.35 million this year.

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

          In general, there are no restrictions with respect to the Company and its Operating Subsidiary to incur additional debts for financing capital expenditures. However, the Operating Subsidiary being a PRC entity is required to seek approval from the State Administration of Foreign Exchange, if it is to accept loans or incur debts in US dollars or other foreign currencies. The Company does not foresee any major limitations in this requirement. There are no restrictions on the Company's further pledge of its assets.

         At the end of 1996, there were cash and cash equivalents total to US$2,587,000 which comprised of approximately US$1.1 million at the corporate level and US$1.5 million at the Operating Subsidiary level.

         CSH undertook to provide continuing financial support to the Company to the extent of CSH's proportionate interest until December 31, 1997. The joint venture has been able to independently ( and without CSH's involvement) procure financing for the construction of the Toll Road and has not required any additional funds from CSH. CSH provided guaranty for $5 million loans to the joint venture, however, CSH did not provide any other direct contributions.

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

THE YEAR 2000 ISSUE

The Registrant recognized that the Year 2000 issue exists because many computer systems and application currently use two-digit date fields to designate a year. As the century date occurs, date sensitive computers will recognize the year 2000 at 1900 or not at all. The inability to recognize or properly treat the year 2000 may cause computers to process financial and operational information incorrectly. The Registrant is in the process of assessing the impact, if any, of the Year 2000 issue on its computers.

The Registrant has not concluded yet its analysis of whether any modifications to its computers will be necessary. However, the Registrant believes that the estimated costs, if any, will not have a material impact on the Registrant's business or financial position.

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

                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                  ============================================



                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1996

                         TOGETHER WITH AUDITORS' REPORTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO REGAL INTERNATIONAL, INC.:


We have audited the accompanying consolidated balance sheets of Regal International, Inc. and its subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, cash flows and changes in shareholders' equity for the years ended December 31, 1994, 1995 and 1996, expressed in Chinese Renminbi. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not, however, audit the financial statements of New Regal International, Inc., Regal Rubber Products, Inc., and Bell Petroleum Services, Inc. ("Regal Inc., Regal Rubber and Bell" respectively), as of and for the years ended December 31, 1994 and 1995. Regal Inc., acquired Westronix Limited in 1996 in a transaction accounted for as a transfer of assets between companies under common control and also disposed of Regal Rubber and Bell, as discussed in more detail in Note 1 to the accompanying consolidated financial statements. The financial statements of Regal Inc., Regal Rubber and Bell are included in the consolidated financial statements of Regal Inc., as of and for the years ended December 31, 1994 and 1995 and reflect total assets and total income of approximately 5.2 percent and 1.6 percent, respectively of the related consolidated totals for 1995, and approximately 26.4 percent of the related consolidated income for 1994. Those statements were audited by other auditors whose reports have been furnished to us and our opinion on the consolidated financial statements of the respective years, insofar as it relates to the amounts included for those entities, is based solely on the report of the other auditors.


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

Hong Kong,
March 6, 1997.

                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
              ----------------------------------------------------

  (Amounts in thousands, except number of shares and earnings per common share)


                                                       Years ended December 31,
                                          --------------------------------------------------
                                             1994         1995         1996         1996
                                          -----------  -----------  -----------  -----------
                                              Rmb          Rmb          Rmb          US$
Toll revenue                                  37,614       37,206       38,463        4,640

General and administrative expenses           (9,616)     (10,516)     (15,646)      (1,887)

Exchange gain                                  3,154        1,101          350           42
                                          -----------  -----------  -----------  -----------
     Income from continuing
       operations before income taxes
       and minority interests                 31,152       27,791       23,167        2,795

Provision for income taxes                       -            -            -            -
                                          -----------  -----------  -----------  -----------
     Income from continuing
       operations before minority
       interests                              31,152       27,791       23,167        2,795

Minority interests                           (13,776)     (13,087)     (13,486)      (1,627)
                                          -----------  -----------  -----------  -----------
     Income from continuing
       operations                             17,376       14,704        9,681        1,168

Net gain on disposal of investment               -            -          3,730          450

Income/(Loss) from discontinued
  operations                                  (4,586)         235       (1,535)        (185)
                                          -----------  -----------  -----------  -----------
     Net income                               12,790       14,939       11,876        1,433
                                          ===========  ===========  ===========  ===========
Earnings per common share (Primary):
   -from continuing operations                  0.33         0.18         0.16         0.02
   -from discontinued operations               (0.09)        -           (0.01)        -
                                          -----------  -----------  -----------  -----------
                                                0.24         0.18         0.15         0.02
                                          ===========  ===========  ===========  ===========
Earnings per common share (Fully diluted):
   -from continuing operations                  0.02         0.01         0.01         -
   -from discontinued operations               (0.01)        -            -            -
                                          -----------  -----------  -----------  -----------
                                                0.01         0.01         0.01         -
                                          ===========  ===========  ===========  ===========
Weighted average number of common
   shares outstanding                     53,330,164   81,806,198   81,806,198   81,806,198
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

                                        3
                                        35

                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
              ----------------------------------------------------

                             (Amounts in thousands)

                                                                Years ended December 31,
                                                  --------------------------------------------------
                                                     1994          1995         1996         1996
                                                  -----------  -----------  -----------  -----------
                                                      Rmb          Rmb          Rmb          US$
Cash flows from operating activities:
  Net income
    Income from continuing operations                 17,376       14,704        9,681        1,168
    Net gain on disposal of investment                   -            -          3,730          450
    Income/(Loss) from discontinued operations        (4,586)         235       (1,535)        (185)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Minority interests                                13,776       13,087       13,486        1,627
    Depreciation and amortization                      3,740        4,298        4,117          497
    Loss on disposal of fixed assets                     -             19          -            -
  (Increase) Decrease in assets:
    Prepayments and deferred expenses                     65          146          (18)          (2)
    Other receivables and other current assets         3,255         (239)     (13,397)      (1,616)
  Increase (Decrease) in liabilities:
    Accounts payable                                     840       20,355      (11,428)      (1,379)
    Accrued expenses and other payables                1,648       (3,708)      (1,570)        (189)
    Taxes other than income                               17           (7)           7            1
                                                  -----------  -----------  -----------  -----------
Net cash provided by operating activities             36,131       48,890        3,073          372
                                                  -----------  -----------  -----------  -----------
Cash flows from investing activities:
  Prepayments for construction-in-progress           (28,240)        (982)      19,846        2,394
  Acquisition of property, plant and equipment       (41,681)    (166,230)    (216,912)     (26,166)
  Changes in net assets of discontinued operations    (3,411)          80       21,949        2,648
                                                  -----------  -----------  -----------  -----------
Net cash used in investing activities                (73,332)    (167,132)    (175,117)     (21,124)
                                                  -----------  -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds of bank loans                              35,500      117,445      140,000       16,888
  Repayment of bank loans                             (9,500)     (55,945)         -            -
  Due to related companies                             2,500       (1,000)      (1,500)        (181)
  Due to Chinese joint venture partner               (25,248)      10,500       30,818        3,717
  Due to China Strategic Holdings Limited             68,252       (1,601)       1,997          240
  Proceeds from issuance of capital stock                184          -            -            -
  Conversion of preferred stock to common stock        1,490          -            -            -
  Conversion of debt to common stock                   6,665          -            -            -
                                                  -----------  -----------  -----------  -----------
Net cash provided by financing activities             79,843       69,399      171,315       20,664
                                                  -----------  -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents  42,642      (48,843)        (729)         (88)
Cash and cash equivalents, at beginning of year       28,373       71,015       22,172        2,675
                                                  -----------  -----------  -----------  -----------
Cash and cash equivalents, at end of year             71,015       22,172       21,443        2,587
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

                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
              ----------------------------------------------------

                 (Amounts in thousands, except number of shares)
                       Shares of
                      Convertible    Shares of
                       Preferred      Common
                         Stock         Stock                    Additional
                      (US$0.1 par  (US$0.01 par  Preferred and    Paid-in    Accumulated
                         value)       value)     Common Stock     Capital      Deficits      Total
                      -----------  -----------   -----------   -----------  -----------  -----------
                         Number        Number        Rmb          Rmb          Rmb          Rmb
Balance at
 December 31, 1993      2,630,134   53,330,164        6,625      (88,801)    (144,482)    (226,658)

Conversion of
 preferred stock to
 common stock          (2,630,134)   8,423,952       (1,487)       1,490          -              3

Conversion of debt to
 common stock                 -     20,052,082        1,668        6,665          -          8,333

Net income                    -            -            -            -         12,790       12,790
                       -----------  -----------   -----------   -----------  -----------  ----------
Balance at
December 31, 1994             -     81,806,198        6,806      (80,646)    (131,692)    (205,532)


Net income                    -            -            -            -         14,939       14,939
                       -----------  -----------   -----------   -----------  -----------  ----------
Balance at
 December 31, 1995           -      81,806,198        6,806      (80,646)    (116,753)    (190,593)

Contribution by China
 Strategic Holdings
 Limited ("CSH")             -             -            -         96,419          -         96,419

Net income                   -             -            -               -      11,876       11,876
                       -----------  -----------   -----------   -----------  -----------  ----------
Balance at
 December 31, 1996           -      81,806,198        6,806       15,773     (104,877)     (82,298)
                       ===========  ===========   ===========   ===========  ===========  ==========


The accompanying notes are an integral part of these consolidated statements of changes in shareholders' equity.

                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Amounts in thousands, except number of shares,
                   per share data and unless otherwise stated)



1.      ORGANIZATION AND PRINCIPAL ACTIVITIES
---------------------------------------------

Regal International, Inc. ("Regal" or the "Company") was incorporated in the State of Delaware, the United States of America and is listed on the National Association of Securities Dealers Automated Quotations ("NASDAQ") with an authorized share capital of US$1,500 or 150 million shares of US$0.01 each.

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

Pursuant to a Purchase Agreement dated September 11, 1996 between Regal, an unrelated company incorporated in the Netherlands and CSH, Regal sold all the issued and outstanding shares of AP at a consideration of US$13.95 million. The proceeds were then used to repay the Convertible Note A principal of US$13.5 million, on September 13, 1996. The realized gain of US$450 on the disposal of AP has been included as part of "Net gain on disposal of investment " in the Company's consolidated statements of income for the year ended December 31, 1996.

Pursuant to another Asset Purchase Agreement ("the Agreement") dated February 8, 1996 between Regal and Regal (New) International, Inc. ("New Regal"), the Company sold and transferred the operating assets and real property of Regal existing as of January 31, 1996 to New Regal in exchange for US$2.5 million and New Regal's assumption of all liabilities incurred, accrued or arising from the Operations of Regal prior to the closing date of this transaction, other than the Convertible Note A.

-------------------------------------------------------

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

Pursuant to an Acquisition Agreement dated September 10, 1996 between Regal, Westronix Limited ("WL"), a wholly owned subsidiary of CSH, Regal acquired all the issued and outstanding shares of WL at a consideration of US$30 million to be satisfied through the issuance of a US$30 million Convertible Note (the "Convertible Note B") by Regal to Horler bearing interest at 9% per annum after an initial 6-month interest-free period. The principal and any unpaid interest owing on the Convertible Note B can be converted into shares of the Common Stock of Regal ("Common Stock") at a conversion price of US$0.0302 per share. On conversion, CSH would hold approximately 96.16% of the outstanding shares of the Company. WL's sole asset is a 51% equity interest in Hangzhou Zhongche Huantong Development Co. Ltd., a Sino-foreign equity joint venture incorporated in the People's Republic of China, held through an intermediate Hong Kong company, China Construction Holdings Limited.

As of December 31, 1996, the Company had the following subsidiaries:

Westronix Limited ("WL") - a holding company incorporated in the British Virgin Islands.

China Construction Holdings Limited ("CCHL") - a company incorporated in Hong Kong and was formally known as China Construction International Group Limited.

Hangzhou Zhongche Huantong Development Co., Ltd. (the "Operating Subsidiary" or "Hangzhou toll road"), a Sino-foreign equity joint venture located in Hangzhou, Zhejiang Province, the People's Republic of China ("the PRC").

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

-------------------------------------------------------

Hangzhou toll road is a Sino-foreign equity joint venture enterprise established on June 23, 1993, which formally began business operations in September 1993 in the PRC. The total cash consideration paid by CCHL for its interest in Hangzhou toll road amounted to Rmb102,000. Tolls collected from the existing portion of the toll road ("the first phase"), which was injected by the Chinese joint venture partner, Hangzhou City Transportation Development Company, and cash injected by CSH will be used to finance the construction of the second and third phases of the toll road (the "CIP Projects") which are expected to be completed by the end of fiscal year 1997. Hangzhou toll road will collect toll from all three phases of the toll road after the CIP Projects are completed.

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

Hangzhou toll road operates in the PRC and accordingly is subject to special considerations and significant risks not typically associated with investments in equity securities of United States and Western European companies. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. These are described further in the following paragraphs:

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

-------------------------------------------------------

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

The Operating Subsidiary conducts substantially all of its business in the PRC, and its financial performance and condition are measured in terms of Renminbi. The Operating Subsidiary's source of income, toll revenue, is denominated in Renminbi. Revenues and profits have to be converted to United States Dollars or Hong Kong Dollars to pay dividends to the Company. Should the Renminbi devalue against the United States Dollar, such devaluation would have a material adverse effect on the Company's profits measured in foreign currency and reduce the foreign currency that could be repatriated by the Operating Subsidiary to the Company. The Company currently is not able to hedge its Renminbi - United States Dollars exchange rate exposure in the PRC because neither the banks in the PRC nor any other financial institutions authorized to engage in foreign exchange transactions offer forward exchange contracts.

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

2.      BASIS OF PRESENTATION
-----------------------------

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

* Recognition of toll profit on the accrual basis and upon the commencement of operations as toll profit has been deferred until the commencement of the entire toll road operation under PRC GAAP.

The transfer of CSH's equity interests in CCHL to WL and the transfer of CSH's equity interests in WL to Regal were accounted for as reorganisations of companies under common control similar to a pooling of interests. The accompanying consolidated financial statements of the Company have been restated to present the transfers of CSH's interests in CCHL to WL and in WL to Regal as if they had occurred on the date of formation of the Operating Subsidiary, June 23, 1993. The acquisition of the Operating Subsidiary was financed by advances from CSH. In 1996, the advances payable to CSH in relation to the above acquisition was capitalized and treated as an increase in additional paid-in capital. In addition, due to the specific requirements of the U.S. GAAP for transfers of assets between entities under common control, the difference of Rmb147,600 between the historical cost of the investment of CSH in Hangzhou toll road and the Company's acquisition cost was treated as a deemed dividend paid to CSH in 1993.

Regal's acquisition of CSH's interests in AP and its subsequent disposal have been accounted for using the purchase method of accounting. The results of operations of AP and its subsidiaries have not been consolidated into the financial statements for the year ended December 31, 1996 given the temporary nature of the holding.

Income from the historical operations of Regal for the years ended December 31, 1994, 1995 and 1996 which included income from oilfield, marine rubber, custom molded and safety services, has been reclassified as "Income/(Loss) from discontinued operations" in the consolidated statements of income as a result of the disposal of the related net assets to New Regal in 1996. Accordingly, net assets related to the discontinued operations of Regal as of December 31, 1994, and 1995 have also been reclassified as "Net assets of discontinued operations" in the accompanying financial statements.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

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

        The Operating Subsidiary retains the ownership interest in the road and bridges constructed during the joint venture period of 30 years from the date of formation. Upon expiration of the joint venture period, in accordance with the joint venture agreement, the roads and bridges owned by the Operating Subsidiary will be surrendered to the Chinese joint venture partner.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONT'D)
------------------------------------------------------------

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

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONT'D)
------------------------------------------------------------

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

        The official exchange rates, unified exchange rates and Shanghai swap center rates as of December 31, 1994, 1995 and 1996 were as follows:

                                     1994            1995           1996
                                  ------------   ------------   ------------
   Rmb equivalents of US$1
      Official exchange rate             N/A            N/A            N/A
      Unified exchange rate             8.44           8.32           8.29
      Shanghai swap center rate         8.44           8.32           8.29

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONT'D)
------------------------------------------------------------

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

j.      EARNINGS PER COMMON SHARE
        -------------------------

        The calculation of primary earnings per common share is based on the weighted average number of common shares outstanding during the year ended December 31, 1994, 1995 and 1996. The calculation of fully diluted earnings per common share is based on the common shares outstanding during the years ended December 31, 1994, 1995 and 1996 adjusted for the assumed conversion of the Company's US$30 million convertible Note B as mentioned in Note 1 above and exercise of the stock options mentioned in
        Note 12.

        The number of shares used in the computation was as follows:

                                        1994           1995           1996
                                    -------------  -------------  -------------

  Primary EPS computation              53,330,164     81,806,198     81,806,198

  Fully diluted EPS computation     1,047,817,647  1,076,293,694  1,075,293,694

4.      PROPERTY, PLANT AND EQUIPMENT
-------------------------------------

                                                December 31,       December 31,
                                                    1995               1996
                                              ---------------    ---------------
                                                    Rmb                Rmb

Roads and bridges                                   109,020             110,784
Buildings                                               148                 148
Machinery and equipment                                 475               3,804
Motor vehicles                                        2,121               3,084
Furniture, fixtures and office equipment                 38                  38
Construction-in-progress                            247,346             505,734
LESS: Accumulated depreciation                       (8,287)            (12,233)
                                              ---------------    ---------------

Net book value                                      350,861             611,359
                                              ===============    ===============



5.      LONG-TERM BANK LOANS
----------------------------

Long-term bank loans, all of which are unsecured, bear average interest rates of approximately 14.87% and 14.66% as of December 31, 1995 and 1996 respectively and are repayable as follows:

                                               December 31,       December 31,
                                                   1995               1996
                                              ---------------    ---------------
                                                    Rmb                Rmb

1997                                                  58,000             58,000
1998                                                  20,000             25,000
1999                                                  19,500             54,500
2000                                                       -             45,000
2001                                                       -             55,000
                                              ---------------    ---------------

Total                                                 97,500            237,500
                                              ===============    ===============

All the long-term bank loans are denominated in Renminbi. Loans amounting to Rmb19,500 and Rmb159,500 as of December 31, 1995 and 1996 respectively are guaranteed by a related company.



6.      COMMITMENTS
-------------------

As of December 31, 1995 and 1996, the Operating Subsidiary had outstanding capital commitments for construction contracts related to its CIP projects amounting to approximately Rmb228,270 and Rmb91,783 respectively.

7.      DISTRIBUTION OF PROFITS
-------------------------------

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



8.      PROVISION FOR INCOME TAXES
----------------------------------

The reconciliation of the effective income tax rate based on income before provision for income taxes and minority interests stated in the consolidated statements of income to the statutory income tax rate in Hong Kong, the British Virgin Islands, the PRC and the U.S. is as follows:

                                            1994          1995          1996
                                        ------------  ------------  ------------

Weighted average statutory tax rate           34.8%         31.6%         35.5%
 Effect of tax holiday                       (34.8%)       (31.6%)       (35.5%)
                                        ------------  ------------  ------------

 Effective tax rate                              -             -             -
                                        ============  ============  ============

Provision for income taxes consists of:

                                            1994          1995          1996
                                        ------------  ------------  ------------
                                             Rmb           Rmb           Rmb

Current                                           -             -             -
 Deferred                                         -             -         2,082
 Adjustment of valuation allowance                -             -        (2,082)
                                        ------------  ------------  ------------

                                                  -             -             -
                                        ============  ============  ============

The valuation allowance refers to the portion of the deferred tax assets that are not currently realizable. The realization of these benefits depends upon the ability of the Company to generate income in future years. No provision or benefit for deferred income taxes was recognized in 1994, 1995 and 1996.

9.      RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
---------------------------------------------------

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



10.     DUE TO CHINESE JOINT VENTURE PARTNER
--------------------------------------------

Balances due to the Chinese joint venture partner as of December 31, 1995 and 1996 represented amounts borrowed from the Chinese joint venture partner to finance the CIP Projects.

These amounts are unsecured, non-interest bearing and have no fixed repayment date.



11.     RETIREMENT PLANS
------------------------

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

12.     STOCK OPTIONS
---------------------

The following tables summarize the movement of share options of the Company.

During 1987 and 1988, the Company issued five-year Common Stock options in conjunction with its financing activities to various promissory note holders and other selected creditors. During 1989, the Company issued five and ten-year stock options in an additional financing and extension of debt.

COMMON STOCK OPTIONS

                                                    1995               1996
                                              ---------------    ---------------

Shares under option at beginning of year             150,000            150,000
Expired                                                    -                  -
                                              ---------------    ---------------

Shares under option at end of year                   150,000            150,000
                                              ===============    ===============

Average exercise price of outstanding options       $  0.156           $  0.156
                                              ===============    ===============

Exercisable at end of year                          150,000            150,000
                                              ===============    ===============

In December 1991 the Board of Directors approved the issuance of Common Stock options to members of the Board of Directors. The options were to expire in five years and be issued at 110% of market value on the date of grant.

COMMON STOCK OPTIONS

                                                    1995               1996
                                              ---------------    ---------------

Options at beginning of year                       1,000,000          1,000,000
Issued                                               300,000                  -
Expired                                             (300,000)        (1,000,000)
                                              ---------------    ---------------

Shares under option at end of year                 1,000,000                  -
                                              ===============    ===============

Average exercise price of outstanding options        $  0.14                  -
                                              ===============    ===============

Exercisable at end of year                         1,000,000                  -
                                              ===============    ===============

13.     OTHER SUPPLEMENTAL INFORMATION
--------------------------------------

a) The following items are included in the consolidated statements of income:

                             December 31,       December 31,       December 31,
                                1994               1995               1996
                           ---------------    ---------------    ---------------
                                 Rmb                Rmb                Rmb

Business tax                        1,163              1,171              1,211

b)  Non-cash investing and
       financing activities:
     Capitalization of advances
       payable to CSH as                -                  -             96,419
       additional paid-in capital



14.     CONTINGENCY
-------------------

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

(1) China Strategic Holdings Limited has direct voting and investment power with respect to 40,500,000 shares and indirect voting and investment power with respect to 993,377,483 shares issuable upon the conversion of a $30,000,000 Convertible Note held by Horler Holdings Limited, P.O. Box 71, Craigmuer Chamber, Road Town, Tortola, British Virgin Islands, a wholly owned subsidiary of China Strategic Holdings Limited. Mr. Oei Hong Leong is a majority shareholder of China Strategic Holdings Limited.

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

As of March 31, 1997, there were approximately 9,000 shareholders of record. The percentage of beneficial ownership is based upon 81,806,198 shares of common stock outstanding as of March 31, 1997 and 993,377,483 shares of common stock issuable upon conversion of the remaining portion of the Convertible Note.

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

(a)  EXHIBITS

Exhibit 16 - Letter from Pannell Kerr Forster P.C.

Exhibit 21 - Subsidiaries of the Registrant

(b)  REPORTS ON FORM 8-K

     Registrant did not file a Form 8-K i.e.: Change in Accountants.

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