Form 10QSB/A
period 1997-06-30
REGAL INTERNATIONAL INC
filed 1998-02-25
CIK 357434

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

Transitional Small Business Disclosure Format (check one) :
 Yes ____   No  X

                                TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION
                                                                    PAGE
                                                                    ----
   ITEM 1   -   FINANCIAL STATEMENTS

   Consolidated Statements of Operations
   for the six months and three months ended June 30, 1997
   and June 30, 1996 (Unaudited)                                       1

   Consolidated Balance Sheets at June 30, 1997
   and December 31,1996 (Unaudited)                                    2

   Consolidated Statements of Cash Flows
   for the six months ended June 30, 1997
   and June 30, 1996 (Unaudited)                                       3

   Notes to Consolidated Financial Statements                     4 - 14

   ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS
   OR PLAN OF OPERATION                                           15- 18


PART II  -   OTHER INFORMATION

   ITEM 1   -   LEGAL PROCEEDINGS                                     19

   ITEM 2   -   CHANGE IN SECURITIES                                  19

   ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                       19

   ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS                                   19

   ITEM 5   -   OTHER INFORMATION                                     19

   ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                      19


                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
            SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996
        (Amounts in thousands, except number of shares and per share data)
                                     Six Months Ended June 30,          Three Months Ended June 30,
                           ------------------------------------------   ---------------------------
                               1997           1997           1996           1997           1996
                           ------------   ------------   ------------   ------------   ------------
                                US$            Rmb            Rmb            Rmb            Rmb
Toll revenue                     2,472         20,493         18,410         10,991         10,753

General and administrative
  expenses                      (1,808)       (14,987)        (5,387)       (10,255)        (2,698)

Exchange gain                        1              7             69             (7)           233
                           ------------   ------------   ------------   ------------   ------------

  (Loss) Income from continuing
    operations before income
    taxes and minority interest    665          5,513         13,092            729          8,288
Provision for income taxes          -              -              -              -              -
                           ------------   ------------   ------------   ------------   ------------

  Income from continuing
    operations before minority
    interest                       665          5,513         13,092            729          8,288
Minority interests                (791)        (6,555)        (6,566)        (3,468)        (4,009)
                           ------------   ------------   ------------   ------------   ------------

  Income from continuing
    operations                    (126)        (1,042)         6,526         (2,739)         4,279

Loss from discontinued operations   -              -          (1,149)            -              -
                           ------------   ------------   ------------   ------------   ------------

  Net (loss) income               (126)        (1,042)         5,377         (2,739)         4,279
                           ============   ============   ============   ============   ============

Earnings per common share
   (Primary):
- from continuing operations     (0.00)         (0.01)          0.08          (0.03)          0.05
- from discontinued
   operations                       -              -           (0.01)            -              -
                           ------------   ------------   ------------   ------------   ------------
                                 (0.00)         (0.01)          0.07          (0.03)          0.05
                           ============   ============   ============   ============   ============

Earnings per common share
   (Fully diluted):
- from continuing operations     (0.00)         (0.00)          0.01          (0.00)          0.00
- from discontinued
   operations                       -              -           (0.00)            -              -
                           ------------   ------------   ------------   ------------   ------------
                                 (0.00)         (0.00)          0.01          (0.00)          0.00
                           ============   ============   ============   ============   ============

Weighted average common
shares outstanding          81,806,198     81,806,198     81,806,198     81,806,198     81,806,198
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

Hangzhou toll road is a Sino-Foreign equity joint venture enterprise established on June 23, 1993, which formally began business operations in September 1993 in the City of Hangzhou, Zhejiang Province in the People's Republic of China (the "PRC"). The total cash consideration paid by CCIG for its interest in Hangzhou toll road amounted to Rmb102 million. Tolls collected from the existing portion of the toll road ("the first phase"), which was injected by the Chinese joint venture partner, Hangzhou City Transportation Development Company, and cash injected by CSH will be used to finance the construction of second and third phases of the toll road (the "CIP Projects"). Construction works of the second phase had been completed at the reporting date and the third phase was completed in December, 1997.

Hangzhou toll road will collect tolls from all three phases of the toll road after the CIP Projects are completed and after obtaining toll collection approval from the PRC authorities.

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

   Common stock options

                                              1997                1996
                                           ----------          ----------
Shares under option as at January 1,         150,000             150,000
Issued                                          -                   -
Expired                                         -                   -
                                           ----------          ----------
Shares under option as at June 30,           150,000             150,000
                                           ==========          ==========
Average exercise price of outstanding
options                                       $0.156              $0.156
                                           ==========          ==========
Exercisable at end of period                 150,000             150,000
                                           ==========          ==========


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

- -25.0 km of Class 1 construction (6km of four-lane wide single carriageway with slow lanes and 19km of dual two-lanes with hard shoulders for emergency) including 21 bridges and three grade-separated junctions. The implementation of this section of the toll road consists of two phases: Northwest section (Xiangfuqiao to Liuxai, 13.7 km) which was completed in December, 1996 and West section (Liuxai to Lingjiaqiao, 11.3 km), which was completed in December, 1997. This section encompasses extensive bridge works including:

*  river crossing bridges
*  bridges for road interchanges
*  underpasses and underground crossings for pedestrians and vehicles

 The section of the road from Jichang Road to Xiangfuqiao is now in operation and has been generating revenues from toll collection from the toll plazas at Xiangfuqiao. The section from Xiangfuqiao to Liuxai was completed in 1996 and obtained approval from the government to collect tolls. The section from Liuxai to Lingjiaqiao was completed in December, 1997. Upon full completion and after receiving the approval of the PRC authorities, toll plazas are expected to operate at Xiangfuqiao (already in operation), Liuxai and Lingjiaqiao. The Company is currently in a process of installing electronic surveillance systems along with utilizing computerized toll collection systems in toll plazas.

The six months ended June 30, 1997 marked a significant page in the Company's history. In February, the Zhejiang provincial government granted approval to the Operating Subsidiary to start collecting toll fees on the second phase of the toll road commencing March 1997. The second phase was completed in December, 1996. Concurrently, the toll rates for the second phase of the road proposed by the Operating Subsidiary were also approved. The Management expects that revenue contribution from the new section should further strengthen the profitability and liquidity position of the Company.

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


TOLL REVENUE

Toll revenue increased by 11.3% or Rmb2,083,000 in the six months ended June 30, 1997 as compared with the same period last year. Traffic volume recorded a 12.9% decrease from 1,879,000 vehicles for the first half of 1996 to 1,637,000 vehicles for the first half in 1997. This was an expected result of the almost 100% increase in toll fees on light vehicles during the second quarter of 1997. Management is optimistic about the future revenue generation ability of Hangzhou toll road. The second phase of the toll road has been completed, but it has not yet generated toll revenue in full capacity. The second phase of the toll road is expected to generate toll revenue in full capacity when the final phase of the toll road is completed and toll collection begins as those two phases are linked with each other. The last phase of the toll road was completed in December, 1997 and the toll collection is expected to commence in early 1998 upon receiving approval from the PRC authorities.

The decreased traffic volume of the Toll Road (Phase I) is considered by the management to be temporary in nature. The management expects that when all three phases of the Toll Road are completed, the traffic volume should return to its original level of 6 million vehicles in 1995. The Company does not view the current situation as a trend that would have a longer-term material effect on liquidity, capital resources or results of operations of the Company. The main reason for the traffic volume decrease was the fact that the Toll Road did not provide a 26 km road connecting all points around the city of Hangzhou (to be completed in Phase III). Consequently, the Toll Road's competitor, Ningbo Expressway has successfully diverted some of the traffic from the Hangzhou Toll Road.

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

There are no restrictions on the Company's ability to incur any additional debt, capital expenditure, or to further pledge its assets. The Company is not required to maintain any financial ratio restrictions. A loan in the amount of US$5 million is guaranteed by CSH; the loans in RMB currency are guaranteed by related Hangzhou companies.

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


                                                   REGAL INTERNATIONAL INC.
                                                  (Registrant)



Date: February 22, 1998                /s/ Mico Chung
      -------------------            --------------------------------
                                     Mico Chung, President



Date:  February 22, 1998             /s/ Jack Law
      ------------------             --------------------------------
                                      Jack Law, Chief Financial Officer