Form 10KSB/A
period 1996-12-31
REGAL INTERNATIONAL INC
filed 1998-02-26
CIK 357434

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

r>
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

[/R]
                                        6

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

                                  PART II.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------
,r>
The registrant's Common stock was listed on the New York Exchange ("NYSE") (symbol : RGL) until December 7, 1994, at which time the NYSE suspended trading since the Registrant did not meet the continued listing requirements. On February 9, 1995, the Common Stock was removed from registration and listing on the NYSE. The Registrant's Common Stock began trading on the NASD Electronic Bulletin Board since August 1995. The Company's Common Stock trades sporadically on the NASD's Bulletin Board. The following table sets forth the high and low prices of the Common Stock as reported in the consolidated transaction reporting system during the periods indicated : [/R]

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