Form 10KSB
period 1997-12-31
REGAL INTERNATIONAL INC
filed 1998-04-21
CIK 357434

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

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


   52/F Bank of China Tower
       1 Garden Road
         Hong Kong
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

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

                              yes [x]    no [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

          Revenues for the year ended December 31, 1997 were $5,447,000. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on March 31, 1998 was $818,062. The aggregate market value was computed by reference to the average bid and asked prices for the Common Stock on March 31, 1998. Solely for the purposes of this response, executive officers and directors are considered the affiliates of the Company at that date.

   As of March 31, 1998, 81,806,198 common shares were outstanding.

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

As of December 31, 1997, the Company had the following subsidiaries:

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

DESCRIPTION OF REGISTRANT'S BUSINESS

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

The government of Zhejiang Province has approved a toll increase of 100% for the Hangzhou Ring Road, effective from March 1, 1997, excluding the last unfinished part of the toll road.

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

The Company is also facing competition from the Hangzhou section of the Shanghai
- Ningbo Expressway, which was opened in 1996. The diversion of traffic from the Hangzhou Ring Road resulted in reduction of traffic volume from 5.2 million vehicles in 1996 to 4.3 million vehicles in 1997.

The Company believes that, despite competition, the need of China for further transportation infrastructure projects will continue to provide opportunities for the Company to participate in that will yield a satisfactory return.

Research and Development
------------------------

The Company did not engage in any research and development activities with respect to its infrastructure project in fiscal 1997.


Distributions From HZHD
-----------------------

Applicable Chinese laws and regulations require that, before a Sino- foreign equity joint venture enterprise (such as each Operating Subsidiary) distributes profits to investors, it must: (1) satisfy all tax liabilities; (2) provide for losses in previous years; and (3) make allocations, in proportions determined at the sole discretion of the Board of Directors, to a general reserve fund, an enterprise expansion fund and a staff welfare and employee bonus fund. Since the establishment of HZHD joint venture, each year the Company generated profits. However, each year both joint venture partners have agreed to retain the profits within the joint venture. Such profits have been used to finance the cost of constructing the Hangzhou Toll Road which was fully completed in December, 1997.

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

INFLATION. The general inflation rate in China was approximately 14.8%, 6.3% and 0.8% per annum in 1995, 1996 and 1997 respectively. Accordingly, the Chinese government has taken steps to control inflation by means of credit restrictions and an increase in interest rates which, in turn, may lead to a slow down of the Chinese economy. In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn, has resulted in the adoption by the Chinese government from time to time of various corrective measures designated to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program to control inflation which has resulted in the tightening of credit available to Chinese state-owned enterprises.

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

The exchange rate between the Renminbi and the U.S. Dollar as quoted by the Bank of China ranged between Rmb 8.30 and Rmb 8.28 to $1.00 in 1997.

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

The government of Zhejiang Province approved a toll increase of 100% for the Hangzhou Ring Road,excluding the last part of the toll road completed in December 1997, effective from March 1, 1997.

Compliance with Environmental Laws
----------------------------------

HZHD is not aware of any Chinese government environmental regulations which would have an adverse impact on the Company's operations.


ITEM 2 - DESCRIPTION OF PROPERTIES
----------------------------------

As of December 31, 1997, the Company had no office or facility for U.S. operations. The Company shares the office space at 52/F, Bank of China Tower, 1 Garden Road, Hong Kong and administrative support, with China Strategic Holdings Limited, a major shareholder of the Company ("CSH"). In fiscal 1997, the Company was charged RMB 1,283,000 million by CSH as a management fee for the use of the office space and staff support.

All land in the PRC is owned by the government. According to the PRC law, land may be leased (under land use rights) for certain periods of time to businesses. Therefore, the fact that the Hangzhou Toll Road does not have title but only a land use right is the norm in the PRC for businesses.While Chinese law expressly protects the status and rights of Sino-foreign joint venture enterprises, including their right to use land during the term of their respective joint venture contracts, the state reserves the right, in extreme and exceptional circumstances, to terminate the joint venture and provide compensation therefor. In such an event, a joint venture's right to use land would terminate and all facilities would revert to the state in exchange for just compensation. Although management sees little risk in not having title to the land use rights, no assurances can be given that such land use rights may be not be terminated by the PRC.

ITEM 3 - LEGAL PROCEEDINGS
---------------------------

Neither the Registrant nor its subsidiaries are a party to any material pending legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

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

Quarter Ended                 High                Low*
-------------------          -------             ------
March 31,1996                0.0499               0.01
June 30, 1996                0.1                  0.01
September 30, 1996           0.03                 0.01
December 31, 1996            0.03                 0.001
March 31,1997                0.01                 0.01
June 30, 1997                0.01                 0.01
September 30, 1997           0.01                 0.01
December 31, 1997            0.05                 0.01


*  The low price reflects the average of the bid and asked prices.

As of March 31, 1998, there were approximately 7411 holders of record of the shares of the Registrant's Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
------------------------------------------------------------------------

SELECTED FINANCIAL DATA
-----------------------

The following table presents the selected financial information of the Registrant as of and for the years ended December 31, 1995, 1996 and 1997 assuming that the Registrant had owned the shares of Westronix Limited in 1995. The information was extracted from the audited consolidated financial statements of Regal International, Inc. and subsidiaries prepared under US GAAP.

Summary of Financial Results - 1995, 1996 & 1997

Income Statement                1995            1996              1997
-----------------------         ----            ----              ----
                                                           (Amount in thousands)
                            RMB     USD     RMB      USD      RMB       USD
                            ---     ---     ---      ---      ---       ---

Toll revenue              37,206   4,472   38,463   4,640    45,100    5,447
Income from continuing
 operations               14,704   1,767    9,681   1,168   (11,237)  (1,357)
Net income/(loss)         14,939   1,796   11,876   1,433   (11,237)  (1,357)



Balance Sheet                        1996                 1997
----------------------               ----                 ----

(Amount in thousands)            RMB      USD         RMB      USD
                                 ---      ---         ---      ---
Current assets                35,610    4,296      33,352     4,027
Total assets                 656,911   79,242     794,536    95,958
Current liabilities          124,206   14,985      76,858     9,282
Long-term bank loans         179,500   21,652     342,799    41,400
Shareholders' equity         (82,298)  (9,927)    (93,535)  (11,296)

--------------------

(a) The U.S. dollar conversion translation amount have been translated using the unified exchange rate quoted by the Bank of China on December 31,1995, 1996 and 1997 of $1.00 =Rmb 8.32, $1.00 = Rmb 8.29 and $1.00 = Rmb 8.28 respectively. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at those rate on December 31, 1995, 1996 and 1997 or at any other certain rate.

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

As of December 31, 1997, Regal International Inc. (the "Company") had the following subsidiaries (the Company together with its subsidiaries shall be collectively referred to as the "Group").

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

Results of Operation - 1997 compared to 1996
--------------------------------------------

Summary Financial Information
-----------------------------

                                         % change
(Rmb in thousands)                         1996        1997   from prior year
                                        ---------    -------- ---------------
Toll revenue                              38,463       45,100         17.3%
General and administrative expenses       15,419       32,951        113.7%
Interest income                              796        1,036         30.1%
Interest expenses                          1,023       23,735      2,220.0%
Exchange gain/(loss)                         350          (16)      (104.6%)
Net income/(loss)                         11,876      (11,237)      (194.6%)


Toll Revenue
------------

Toll revenue increased 17.3% to Rmb 45.1 million in 1997 from Rmb 38.46 million in 1996. This was primarily attributable to an average increase of toll fees by approximately 41%, partially offset by a decrease in traffic flows. Competition from the Hangzhou section of the Shanghai - Ningbao Expressway, which was opened in last year, resulted in reduction of traffic volume from 5.2 million vehicles in 1996 to 4.3 million vehicles in 1997. The management believes the impact of the Shanghai-Ningbo Expressway on traffic flow has already been reflected in 1996 and 1997 and that further decrease in traffic volume is unlikely. Management is also optimistic about the future revenue generation ability of Hangzhou Toll Road when the final phase of the toll road had been completed at the end of 1997 and should start to generate revenues in the first half of 1998.

General and Administrative Expenses
-----------------------------------

As compared with last year, general and administrative expenses went up 113.7% to Rmb 33 million. This is due to the fact that additional depreciation of Rmb
14.77 million was provided in the Operating Subsidiary as the second phase of the toll road had been completed and used.

Interest income
---------------

Interest income arose mainly from the US$900,000 note receivable.

Interest expenses
-----------------

As compared with last year, interest expenses went up 2220% to Rmb 23.7 million. This is due to the fact that additional interest expenses were incurred by the US$ 30 million convertible note. Also, with respect to the Operating Subsidiary, the interest expenses were increased significantly as the bank loans were increased from Rmb 237.5 million in 1996 to Rmb 362.7 million in 1997 and interest expense on bank loans to finance construction of the second phase of the Toll Road could no longer be capitalized in 1997 as operation of the second phase commenced in the first quarter of fiscal 1997.

Exchange Gain/(Loss)
--------------------

Exchange gain/(loss) represents the favourable/(unfavourable) exchange difference arising from remeasurement of reporting currencies of the different companies within the Group into Renminbi, which is the Group's functional currency.

The exchange rates for Renminbi against U.S. Dollars were 8.32, 8.29 and 8.28 for 1995, 1996 and 1997 respectively, representing an appreciation of Renminbi by 0.4% and 0.12% in 1996 and 1997 respectively, when comparing the exchange rate at the end of the year with the position at the beginning of the year. As a consequence, exchange gain/(loss) aroused.

Net Income/(Loss)
----------------

Net income fell 194.6% to net loss Rmb (11.2) million in 1997 from Rmb 11.9 million in 1996. This was attributable to the combined effect of the significant increase in depreciation expenses and interest expenses.

Liquidity and Capital Resources
-------------------------------

In 1997, net cash used by operating activities and investing activities was approximately Rmb 0.3 million and Rmb 158.8 million respectively. Net cash provided by financing activities amounted to Rmb 157.6 million, resulting in a net decrease in cash and cash equivalents of Rmb 1.5 million.

During the year, the Company incurred capital expenditures of Rmb 158.8 million which was financed through bank borrowings and loans from the Chinese joint venture partner amounting to Rmb 125 million and Rmb 31 million respectively.

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


Effects of Inflation
--------------------

The general inflation rate in terms of the Retail Price Index in China was approximately 14.8%,6.3% and 0.8% for 1995, 1996 and 1997 respectively. Management believes that inflation has not had significant impact on the Operating Subsidiary.

THE YEAR 2000 ISSUE

The Company recognizes that the Year 2000 issue exists because many computer systems and application currently use two-digit date fields to designate a year. As the century date occurs, date sensitive computers will recognize the year 2000 at 1900 or not at all. The inability to recognize or properly treat the year 2000 may cause computers to process financial and operational information incorrectly. The Company is in the process of assessing the impact, if any, of the Year 2000 issue on its computers.

The Company has not concluded yet its analysis of whether any modifications to its computers will be necessary. However, the Company believes that the estimated costs, if any, will not have a material impact on the Company's business or financial position.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The Financial Statements and Supplementary Data for the Registrant for the period ended December 31, 1997, 1996 and 1995 are set forth hereto and made a part hereof.

                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ===========================================



                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                        AS OF DECEMBER 31, 1996 AND 1997
                        --------------------------------

                         TOGETHER WITH AUDITORS' REPORTS
                         -------------------------------

                                     ARTHUR
                                    ANDERSEN
                                                  ------------------------------
                                                  Arthur Andersen & Co.
                                                  Certified Public Accountants
                                                  ------------------------------
                                                  25/F., Wing On Centre
                                                  111 Connought Road Central
                                                  Hong Kong


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO REGAL INTERNATIONAL, INC.:



We have audited the accompanying consolidated balance sheets of Regal International, Inc. and its subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years ended December 31, 1995, 1996 and 1997, expressed in Chinese Renminbi. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regal International, Inc. and its subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1995, 1996 and 1997 in conformity with generally accepted accounting principles in the United States of America.



/s/ Arthur Andersen & Co.


Hong Kong,
April 3, 1998.

REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
------------------------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
              ----------------------------------------------------

  (Amounts in thousands, except number of shares and earnings per common share)

                                                                  Years ended December 31,
                                                -------------------------------------------------------------
                                                     1995           1996            1997            1997
                                                --------------- --------------  --------------  -------------
                                                     Rmb             Rmb             Rmb            US$

Toll revenue                                            37,206         38,463          45,100          5,447

General and administrative expenses                    (10,516)       (15,419)        (32,951)        (3,980)

Interest income                                              -            796           1,036            125

Interest expense                                             -         (1,023)        (23,735)        (2,866)

Exchange gain                                            1,101            350             (16)            (2)
                                                --------------- --------------  --------------  -------------

         INCOME (LOSS) FROM CONTINUING
           OPERATIONS BEFORE INCOME TAXES AND
           MINORITY INTERESTS                           27,791         23,167         (10,566)        (1,276)

Provision for income taxes                                   -              -               -              -
                                                --------------- --------------  --------------  -------------

         INCOME FROM CONTINUING OPERATIONS
           BEFORE MINORITY INTERESTS
                                                        27,791         23,167         (10,566)        (1,276)

Minority interests                                     (13,087)       (13,486)           (671)           (81)
                                                --------------- --------------  --------------  -------------

         INCOME FROM CONTINUING OPERATIONS
                                                        14,704          9,681         (11,237)        (1,357)

Net gain on disposal of investment                           -          3,730               -              -

Income (Loss) from discontinued operations
                                                           235         (1,535)              -              -
                                                --------------- --------------  --------------  -------------

         NET INCOME                                     14,939         11,876         (11,237)        (1,357)
                                                =============== ==============  ==============  =============

Earnings per common share:
    - from continuing operations                          0.18           0.16           (0.14)         (0.02)
    - from discontinued operations                           -          (0.01)              -              -
                                                --------------- --------------  --------------  -------------
                                                          0.18           0.15           (0.14)         (0.02)
                                                =============== ==============  ==============  =============

Earnings per common share (Diluted):
    - from continuing operations                          0.01           0.01           (0.14)             -
    - from discontinuing operations                          -              -               -              -
                                                =============== ==============  ==============  =============
                                                          0.01           0.01           (0.14)             -
                                                =============== ==============  ==============  =============
Weighted average number of common shares
    outstanding                                     81,806,198     81,806,198      81,806,198     81,806,198
                                                =============== ==============  ==============  =============

Translation of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on December 31, 1997 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on December 31, 1997 or at any other certain rate.


                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------


                        CONSOLIDATED BALANCE SHEETS AS OF
                        ---------------------------------

                           DECEMBER 31, 1996 AND 1997
                           --------------------------

         (Amounts in thousands, except number of shares and share data)

                                                                     Years ended December 31,
                                                      ------------------------------------------------------
                                                            1996               1997               1997
                                                      -----------------  -----------------  ----------------
                                                            Rmb                Rmb                 US$
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                    21,443             19,875             2,400
   Prepayments and deferred expenses                               469              1,286               155
   Other receivables and other current assets                   13,698             12,191             1,472
                                                      -----------------  -----------------  ----------------

TOTAL CURRENT ASSETS                                            35,610             33,352             4,027
                                                      -----------------  -----------------  ----------------

Prepayments for construction-in-progress                         9,942                830               100
Property, plant and equipment, net                             611,359            760,354            91,831
                                                      -----------------  -----------------  ----------------

TOTAL ASSETS                                                   656,911            794,536            95,958
                                                      =================  =================  ================

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Long-term bank loans - current portion                       58,000             20,000             2,415
   Accounts payable                                              9,767             24,223             2,925
   Accrued expenses and other payables                          56,325             31,240             3,773
   Taxes other than income                                         114                145                18
   Due to immediate holding company                                  -              1,212               146
   Due to related companies                                          -                 38                 5
                                                      -----------------  -----------------  ----------------

TOTAL CURRENT LIABILITIES                                      124,206             76,858             9,282
                                                      -----------------  -----------------  ----------------

Long-term bank loans                                           179,500            342,799            41,400
Convertible note payable                                       249,600            249,600            30,145
Due to Chinese joint venture partner                            41,318             72,376             8,741
Due to China Strategic Holdings Limited                          2,418              3,600               435
Minority interests                                             142,167            142,838            17,251

Contingency (Note 13)

SHAREHOLDERS' DEFICIT

Common stock, par value US$0.01 each; 150,000,000
   shares authorized; 81,806,198 shares outstanding
                                                                 6,806              6,806               822
Additional paid-in capital                                      15,773             15,773             1,905
Accumulated deficit                                           (104,877)          (116,114)          (14,023)
                                                      -----------------  -----------------  ----------------

TOTAL SHAREHOLDERS' DEFICIT                                    (82,298)           (93,535)          (11,296)
                                                      -----------------  -----------------  ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                    656,911            794,536            95,958
                                                      =================  =================  ================

Translation of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on December 31, 1997 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on December 31, 1997 or at any other certain rate.


                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
              ----------------------------------------------------

                             (Amounts in thousands)

                                                                           Years ended December 31,
                                                         --------------------------------------------------------------
                                                             1995            1996            1997            1997
                                                         --------------  --------------  --------------  --------------
                                                              Rmb             Rmb             Rmb             US$
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)
       Income (loss) from continuing operations                 14,704           9,681         (11,237)         (1,357)
       Net gain on disposal of investment                            -           3,730               -               -
       Income (Loss) from discontinued operations                  235          (1,535)              -               -
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
       Minority interests                                       13,087          13,486             671              81
       Depreciation and amortization                             4,298           4,117          18,885           2,281
       Loss on disposal of fixed assets                             19               -               -               -
    (Increase) Decrease in assets:
       Prepayments and deferred expenses                           146             (18)           (817)            (99)
       Other receivables and other current assets                 (239)        (13,397)          1,507             182
    Increase (Decrease) in liabilities:
       Accounts payable                                         20,355         (11,428)         14,456           1,746
       Accrued expenses and other payables                      (3,708)         (1,570)        (25,085)         (3,029)
       Due to immediate holding company                              -               -           1,212             146
       Taxes other than income                                      (7)              7              31               4
                                                         --------------  --------------  --------------  --------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             48,890           3,073            (377)            (45)
                                                         --------------  --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Prepayments for construction-in-progress                       (982)         19,846               -               -
   Acquisition of property, plant and equipment               (166,230)       (216,912)       (158,768)        (19,175)
   Changes in net assets of discontinued operations                 80          21,949               -               -
                                                         --------------  --------------  --------------  --------------

NET CASH USED IN INVESTING ACTIVITIES                         (167,132)       (175,117)       (158,768)        (19,175)
                                                         --------------  --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of bank loans                                     117,445         140,000         188,299          22,741
    Repayment of bank loans                                    (55,945)              -         (63,000)         (7,609)
    Due to related companies                                    (1,000)         (1,500)             38               5
    Due to Chinese joint venture partner                        10,500          30,818          31,058           3,751
    Due to China Strategic Holdings Limited                     (1,601)          1,997           1,182             143
                                                         --------------  --------------  --------------  --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       69,399         171,315         157,577          19,031
                                                         --------------  --------------  --------------  --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (48,843)           (729)         (1,568)           (189)

Cash and cash equivalents, at beginning of year                 71,015          22,172          21,443           2,589
                                                         --------------  --------------  --------------  --------------

Cash and cash equivalents, at end of year                       22,172          21,443          19,875           2,400
                                                         ==============  ==============  ==============  ==============


Translation of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on December 31, 1997 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on December 31, 1997 or at any other certain rate.


                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
              ----------------------------------------------------

                 (Amounts in thousands, except number of shares)



                             Shares of
                            Common Stock

                            (US$0.01 par    Preferred and      Additional
                               value)        Common Stock       Paid-in       Accumulated

                                                                Capital         Deficit           Total
                           ---------------  ---------------  --------------- ---------------  ---------------
                               Number            Rmb              Rmb             Rmb              Rmb
BALANCE AT
   DECEMBER 31, 1994           81,806,198            6,806          (80,646)       (131,692)        (205,532)

Net income                              -                -                -          14,939           14,939
                           ---------------  ---------------  --------------- ---------------  ---------------

BALANCE AT
   DECEMBER 31, 1995           81,806,198            6,806          (80,646)       (116,753)        (190,593)

Contributed by China
   Strategic Holdings
   Limited ("CSH") (see
   Notes 2 & 12)                        -                -           96,419               -           96,419

Net income                              -                -                -          11,876           11,876
                           ---------------  ---------------  --------------- ---------------  ---------------

BALANCE AT
   DECEMBER 31, 1996           81,806,198            6,806           15,773        (104,877)         (82,298)

Net loss                                -                -                -         (11,237)         (11,237)
                           ---------------  ---------------  --------------- ---------------  ---------------

BALANCE AT
   DECEMBER 31, 1997           81,806,198            6,806           15,773        (116,114)         (93,535)
                           ===============  ===============  =============== ===============  ===============



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

Pursuant to a Purchase Agreement dated September 11, 1996 between Regal, an unrelated company incorporated in the Netherlands and CSH, Regal sold all the issued and outstanding shares of AP at a consideration of US$13.95 million. The proceeds were then used to repay the Convertible Note A principal of US$13.5 million, on September 13, 1996. The realized gain of US$450 on the disposal of AP has been included as part of "Net gain on disposal of investment " in the Company's consolidated statements of operations for the year ended December 31, 1996.

---------------------------------------------------


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

Pursuant to the Agreement, the US$2.5 million portion of the purchase price was paid as follows: US$800 in cash and the balance by delivery of two promissory notes, one in the principal amount of US$900 (the "US$900 Note") and the second in the principal amount of US$800 (the "US$800 Note"). The US$900 Note bears interest at 9% per annum and is payable in sixty equal monthly installments of principal and interest. The US$800 Note bears no interest and is due and payable in one installment on January 31, 2001. The realized loss in connection with this transaction amounted to approximately US$69 and has been included as part of "Income (Loss) from discontinued operations" in the Company's consolidated statements of operations for the year ended December 31, 1996.

Pursuant to an Acquisition Agreement dated September 10, 1996 between Regal and Westronix Limited ("WL"), a wholly owned subsidiary of CSH, Regal acquired all the issued and outstanding shares of WL at a consideration of US$30 million to be satisfied through the issuance of a US$30 million Convertible Note (the "Convertible Note B") by Regal to Horler bearing interest at 9% per annum after an initial 6-month interest-free period. The principal and any unpaid interest owing on the Convertible Note B can be converted into shares of the Common Stock of Regal ("Common Stock") at a conversion price of US$0.0302 per share. On conversion, CSH would hold approximately 96.16% of the outstanding shares of the Company. WL's sole asset is a 51% equity interest in Hangzhou Zhongce Huantong Development Co. Ltd., a Sino-foreign equity joint venture incorporated in the People's Republic of China, held through an intermediate Hong Kong company, China Construction Holdings Limited.

During 1997, Horler agreed to reduce the interest rate of the convertible Note B from 9% to 5% per annum for the year ended December 31, 1997.

As of December 31, 1997, the Company had the following subsidiaries:

Westronix Limited ("WL") - a holding company incorporated in the British Virgin Islands.

China Construction Holdings Limited ("CCHL") - a company incorporated in Hong Kong, formerly known as China Construction International Group Limited.

Hangzhou Zhongce Huantong Development Co., Ltd. (the "Operating Subsidiary" or "Hangzhou toll road"), a Sino-foreign equity joint venture located in Hangzhou, Zhejiang Province, the People's Republic of China ("the PRC").

The Company holds a 100% interest in WL. WL holds a 100% interest in CCHL which in turn holds a 51% interest in Hangzhou toll road.

---------------------------------------------------


Hangzhou toll road is a Sino-foreign equity joint venture enterprise established on June 23, 1993, which formally began business operations in September 1993 in the PRC. The total cash consideration paid by CCHL for its interest in Hangzhou toll road amounted to Rmb102,000. Tolls collected from the existing portion of the toll road ("the first phase"), which was injected by the Chinese joint venture partner, Hangzhou City Transportation Development Company, and cash injected by CSH will be used to finance the construction of the second and third phases of the toll road (the "CIP Projects") which were completed by the end of fiscal year 1997. Hangzhou toll road will collect toll from all three phases of the toll road starting in 1998.

Key provisions of the joint venture agreement of Hangzhou toll road include:

*     the joint venture period is 30 years from the date of formation;

* the profit and loss sharing ratio is the same as the percentage of equity interest; and

* the Board of Directors consists of 7 members : 4 designated by CCHL and 3 designated by Hangzhou City Transportation Development Company.

The acquisition of the Operating Subsidiary by CCHL was accounted for by the purchase method of accounting. The tangible assets were valued at their estimated fair value. The results of the Operating Subsidiary are included in the consolidated statements of operations from the effective date of the joint venture, June 23, 1993. No revenue was generated from the toll road before the formation of the joint venture.

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

---------------------------------------------------

ECONOMIC ENVIRONMENT  (CONT'D)

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

In recent years, the PRC economy has experienced periods of rapid economic expansion and high rates of inflation. More recently, it has been exposed to the economic crisis in Asia. The central government has from time to time adopted various measures designed to stabilize the economy, regulate growth and contain inflation. All such economic events and measures could adversely affect the Group's results of operations and expansion plans.

FOREIGN CURRENCY EXCHANGE

The Chinese central government imposes control over its foreign currency reserves through control over imports and through direct regulation of the conversion of its national currency into foreign currencies. As a result, the Renminbi is not freely convertible into foreign currencies.

The Operating Subsidiary conducts substantially all of its business in the PRC, and its financial performance and condition are measured in terms of Renminbi. The Operating Subsidiary's source of income, toll revenue, is denominated in Renminbi. Revenue and profits have to be converted to United States Dollars or Hong Kong Dollars to pay dividends to the Company. Should the Renminbi devalue against the United States Dollar, such devaluation would have a material adverse effect on the Company's profits measured in foreign currency and reduce the foreign currency that could be repatriated by the Operating Subsidiary to the Company. The Company currently is not able to hedge its Renminbi - United States Dollar exchange rate exposure in the PRC because neither the banks in the PRC nor any other financial institutions authorized to engage in foreign exchange transactions offer forward exchange contracts.

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

* Recognition of profit from toll operations on the accrual basis and upon the commencement of operations. Under PRC GAAP, the profit from toll operations has been deferred until the entire toll road is completed.

The transfer of CSH's equity interests in CCHL to WL and the transfer of CSH's equity interests in WL to Regal were accounted for as reorganizations of companies under common control similar to a pooling of interests. The accompanying consolidated financial statements of the Company have been restated to present the transfers of CSH's interests in CCHL to WL and in WL to Regal as if they had occurred on the date of formation of the Operating Subsidiary, June 23, 1993. The acquisition of the Operating Subsidiary was financed by advances from CSH. In 1996, the advances payable to CSH in relation to the above acquisition were capitalized and treated as an increase in additional paid-in capital. Due to the specific requirements of U.S. GAAP for transfers of assets between entities under common control, the difference of Rmb147,600 between the historical cost of the investment of CSH in Hangzhou toll road and the Company's acquisition cost was treated as a deemed dividend paid to CSH in 1993. This has resulted in the Company recording total shareholders' deficit of RMB82,298 and RMB93,535 as at December 31, 1996 and 1997 respectively. CSH has committed to provide continuing financial support to the Company to the extent of CSH's interest in the Company for a period ending on December 31, 1998.

Regal's acquisition of CSH's interests in AP and its subsequent disposal have been accounted for using the purchase method of accounting. The results of operations of AP and its subsidiaries have not been consolidated into the financial statements for the year ended December 31, 1996 given the temporary nature of the holding.

Income from the historical operations of Regal for the years ended December 31, 1995 and 1996, which included income from oilfield, marine rubber, custom molded and safety devices, has been reclassified as "Income (Loss) from discontinued operations" in the consolidated statements of operations as a result of the disposal of the related net assets to New Regal in 1996.

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

c.  CASH AND CASH EQUIVALENTS
    -------------------------

    Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of one year or less. Cash and cash equivalents included United States Dollar deposits of US$1,078 (Rmb8,967) and US$1,200 (Rmb9,937) as of December 31, 1996 and 1997
    respectively.

d.  PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is computed using the straight-line method over the assets' estimated useful lives, taking into account the estimated residual value of 10% (except for roads and bridges which have no residual value) of the cost of the assets. Depreciation of fixed assets commences when commercial operations related to the fixed assets begin. The estimated useful lives are as follows:

         Roads and bridges                                     30 years
         Buildings                                             20 years
         Machinery and equipment                                5 years
         Motor vehicles                                         5 years
         Furniture, fixtures and office equipment               5 years
         Safety equipment                                       8 years

    Construction-in-progress ("CIP" see also Note 4) represents new roads and bridges under construction and plant and machinery pending installation. This includes the costs of construction, the costs of plant and machinery and interest charges (net of interest income), arising from borrowings used to finance these assets during the period of construction or installation. Interest capitalized amounted to Rmb25,035 and Rmb35,613 for the years ended December 31, 1996 and 1997.

--------------------------------------------------------

d.  PROPERTY, PLANT AND EQUIPMENT  (CONT'D)
    ---------------------------------------

    The Company recognizes an impairment loss on a fixed asset when evidence, such as the sum of expected future cash flows (undiscounted and without interest charges), indicates that future operations will not produce sufficient revenue to cover the related future costs, including depreciation, and when the carrying amount of the asset cannot be realized through sale. Measurement of the impairment loss is based on the fair value of the assets.

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

--------------------------------------------------------

e.  TAXATION: INCOME TAXES  (CONT'D)
    --------------------------------

    If the Operating Subsidiary had not been in the tax holiday period, the Company would have recorded additional income tax expense of Rmb9,901, Rmb10,176 and Rmb10,696 and net income of the Company would have been reduced by Rmb5,050, Rmb5,190 and Rmb5,455 for the years ended December 31, 1995, 1996 and 1997 respectively (See Note 13).

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

    The Company's share capital is denominated in and its reporting currency is the United States Dollar. For financial reporting purposes, the United States Dollars capital injection amounts have been translated into Renminbi at the unified exchange rate as of December 31, 1995.

--------------------------------------------------------

g.  FOREIGN CURRENCY TRANSLATION  (CONT'D)
    --------------------------------------

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

    The official exchange rates, unified exchange rates and Shanghai swap center rates as of December 31, 1995, 1996 and 1997 were as follows:

                                                   1995       1996       1997
                                                 --------   --------   --------

          Rmb equivalents of US$1
              Official exchange rate                N/A        N/A       N/A
              Unified exchange rate                8.32       8.29      8.28
              Shanghai swap center rate            8.32       8.29      8.28

h.  DEDICATED CAPITAL
    -----------------

    In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the Operating Subsidiary maintains discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The Board of Directors of the Operating Subsidiary will determine on an annual basis the amount of the annual appropriations to dedicated capital. For the period from January 1, 1995 to December 31, 1997, the Operating Subsidiary did not report any profits in the statutory financial statements, and accordingly, no appropriation to dedicated capital has been made.

--------------------------------------------------------

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

j.  EARNINGS PER COMMON SHARE
    -------------------------

    The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding during the year ended December 31, 1995, 1996 and 1997. The calculation of diluted earnings per common share is based on the common shares outstanding during the years ended December 31, 1995, 1996 and 1997 adjusted for the assumed conversion of the Company's US$30 million convertible Note B as mentioned in Note 1 above and exercise of the stock options mentioned in Note 11.

    The number of shares used in the computation was as follows:

                                  1995               1996              1997
                             ---------------   ---------------   ---------------

    Basic EPS computation        81,806,198        81,806,198        81,806,198

    Diluted EPS computation   1,076,293,694     1,075,293,694        81,806,198

k.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

    The Company values its financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

    The carrying amounts of cash and cash equivalents, and long-term debt are reasonable estimates of their fair value. The interest rates on the Company's long-term debt approximate that which would have been available at December 31, 1997 for debt of similar remaining maturity.

4.  PROPERTY, PLANT AND EQUIPMENT
---------------------------------

                                                 December 31,       December 31,
                                                     1996               1997
                                                 ------------       ------------
                                                     Rmb                 Rmb

Roads and bridges                                    110,784            763,053
Buildings                                                148              2,033
Machinery and equipment                                3,804              3,998
Motor vehicles                                         3,084              3,328
Furniture, fixtures and office equipment                  38                 59
Safety equipment                                           -             14,129
Construction-in-progress                             505,734              4,520
LESS: Accumulated depreciation                       (12,233)           (30,766)
                                                 ------------       ------------

Net book value                                       611,359            760,354
                                                 ============       ============



5.  LONG-TERM BANK LOANS
    --------------------

Long-term bank loans, all of which are unsecured, bear average interest rates of approximately 14.66% and 14.25% as of December 31, 1996 and 1997 respectively and are repayable as follows:


                                                 December 31,       December 31,
                                                     1996               1997
                                                 ------------       ------------
                                                     Rmb                 Rmb

1997                                                  58,000                  -
1998                                                  25,000             20,000
1999                                                  54,500            104,500
2000                                                  45,000            100,000
2001                                                  55,000             82,936
2002                                                       -             49,863
2003                                                       -              5,500
                                                 ------------       ------------

Total                                                237,500            362,799
                                                 ============       ============

All the long-term bank loans are denominated in Renminbi. Loans amounting to Rmb159,500 and Rmb347,799 as of December 31, 1996 and 1997 respectively are guaranteed by related companies.

6.  DISTRIBUTION OF PROFITS
---------------------------

Dividends from the Operating Subsidiary will be declared based on the profits as reported in the statutory financial statements. Such profits will be different from the amounts reported under U.S. GAAP. As of December 31, 1997, the Operating Subsidiary had no available retained earnings for distribution.

In the opinion of management, any undistributed earnings of the Operating Subsidiary will continue to be reinvested indefinitely.



7.  PROVISION FOR INCOME TAXES
------------------------------

The reconciliation of the effective income tax rate based on income before provision for income taxes and minority interests stated in the consolidated statements of operations to the statutory income tax rate in Hong Kong, the British Virgin Islands, the PRC and the U.S. is as follows:

                                               1995         1996         1997
                                            ----------   ----------   ----------

Weighted average statutory tax rate             31.6%        35.5%        33.0%
Effect of tax holiday                          (31.6%)      (35.5%)      (33.0%)
                                            ----------   ----------   ----------

Effective tax rate                                 -            -            -
                                            ==========   ==========   ==========

Provision for income taxes consists of:

                                                1995        1996         1997
                                            ----------   ----------   ----------
                                                Rmb          Rmb          Rmb

Current                                             -            -            -
Deferred                                            -        2,082        8,765
Adjustment of valuation allowance                   -       (2,082)      (8,765)
                                            ----------   ----------  -----------

                                                    -            -            -
                                            ==========   ==========  ===========

The valuation allowance refers to the portion of the deferred tax assets that are not currently realizable. The realization of these benefits depends upon the ability of the Company to generate income in future years. No provision or benefit for deferred income taxes was recognized in 1995, 1996 and 1997.

8.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
-----------------------------------------------

The Operating Subsidiary guaranteed bank borrowings of a related company of CSH in an amount of Rmb75,000 and Rmb56,000 as of December 31, 1996 and 1997 respectively.

The Company paid management fees of US$155 (Rmb1,284) and US$155 (Rmb1,284) to CSH during 1996 and 1997 for administrative services rendered on behalf of the Company by CSH.

Amounts due to immediate holding company represented interest payable on Convertible Note B mentioned in Note 1.



9.  DUE TO CHINESE JOINT VENTURE PARTNER
----------------------------------------

Balances due to the Chinese joint venture partner as of December 31, 1996 and 1997 represented amounts borrowed from the Chinese joint venture partner to finance the CIP Projects.

These amounts are unsecured, bear interest at 13.18% and have no fixed repayment date.



10. RETIREMENT PLANS
--------------------

As stipulated by the regulations of the Chinese government, all of the Chinese staff of the Operating Subsidiary are entitled to an annual pension on retirement, which is equal to their basic salaries at their retirement dates. The Chinese government is responsible for the pension liability to retired staff. The Operating Subsidiary is only required to make specified contributions to the state-sponsored retirement plan calculated at 23% of the basic salary of the staff. The expense reported in the consolidated financial statements related to these arrangements was Rmb64, Rmb99 and Rmb191 for the years ended December 31, 1995, 1996 and 1997 respectively.



11. STOCK OPTIONS
-----------------

The following tables summarize the movement of share options of the Company.

During 1987 and 1988, the Company issued five-year Common Stock options in conjunction with its financing activities to various promissory note holders and other selected creditors. During 1989, the Company issued five and ten-year stock options in an additional financing and extension of debt.

--------------------------

COMMON STOCK OPTIONS

                                                       1996             1997
                                                   ------------     ------------

Shares under option at beginning of year               150,000          150,000
Expired                                                      -                -
                                                   ------------     ------------

Shares under option at end of year                     150,000          150,000
                                                   ============     ============

Average exercise price of outstanding options      $     0.156      $     0.156
                                                   ============     ============

Exercisable at end of year                             150,000          150,000
                                                   ============     ============

In December 1991 the Board of Directors approved the issuance of Common Stock options to members of the Board of Directors. The options were to expire in five years and are to be issued at 110% of market value on the date of grant.

COMMON STOCK OPTIONS


                                                       1996             1997
                                                   ------------     ------------

Options at beginning of year                         1,000,000                -
Issued                                                       -                -
Expired                                             (1,000,000)               -
                                                   ------------     ------------

Shares under option at end of year                           -                -
                                                   ============     ============

Average exercise price of outstanding options                -                -
                                                   ============     ============

Exercisable at end of year                                   -                -
                                                   ============     ============



12. OTHER SUPPLEMENTAL INFORMATION
----------------------------------

a) The following items are included in the consolidated statements of operations:

                                    December 31,    December 31,    December 31,
                                        1995             1996           1997
                                    ------------    ------------    ------------
                                         Rmb             Rmb             Rmb

    Business tax                          1,171           1,211           1,424

--------------------------------------------

b) Non-cash investing and financing activities:


                                    December 31,    December 31,    December 31,
                                        1995             1996           1997
                                    ------------    ------------    ------------
                                         Rmb             Rmb             Rmb


    Capitalization of advances
      payable to CSH as
      additional paid-in capital
     (see also Note 2)                        -          96,419               -



13. CONTINGENCY
---------------

The Operating Subsidiary has obtained an approval from the local government to offset the toll profit collected from the first and second phases of the toll road against the construction-in-progress balances under PRC GAAP until the CIP Projects are completed. Thus, the tax holiday has been deferred until the CIP Projects are completed. As such, the Operating Subsidiary reported zero net profits in its statutory financial statements starting from the commencement of operations in 1993 and will continue to do so until the CIP Projects are completed at the end of 1997. The Company plans to record the net profits offset against the construction-in-progress account during 1993 to 1997 as income for statutory purposes during 1998 and 1999 fiscal years (i.e. the first two tax exemption years of the tax holiday). This plan is subject to the approval of the local tax bureau. Should such approval not be obtained from the local tax bureau, a tax liability amounting to approximately Rmb5 million and Rmb5.3 million for the years ended December 31, 1996 and 1997 respectively may arise. In the opinion of the directors, it is not probable that such a liability will arise.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------

Not applicable.


                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------

Listed below are the names, ages and positions as of March 31, 1998 of the executive officers and directors of the Company. The Company's executive officers are appointed by the Board of Directors to serve in their respective capacities until their successors are duly appointed by the Directors and qualified to serve.[ The Certificate of Incorporation of the Company provides for classification of the Board of Directors into three classes (Class I, Class II and Class III) having staggered terms of three years each.] The Board of Directors of the Company shall consist of not less than five nor more than twelve members as determined by resolution of the Board or by the stockholders at any annual meeting. At present, the Company's Board of Directors consists of five directors who serve during the term of their class, or until their class is assigned, and until their successor is appointed :

Name                             Age          Position & Office
----------------------           ---          ---------------------------
Oei Hong Leong                   50           Director, Chairman
Chung Cho Yee, Mico              37           Director, President
Ma Wai Man, Catherine            32           Director, Secretary
Richard N Gray                   51           Director
Martin Furner                    44           Director
Jack Law                         43          Chief Financial Officer

Mr. Oei was elected a director on February 19, 1996 and serves as Chairman of the Board of Directors. Mr. Oei Hong Leong is a prominent businessman in China, Hong Kong, Singapore and Indonesia. He was educated in Beijing and has gained extensive knowledge and experience of business operations in China. He has been the Chairman and Chief Executive Officer of publicly traded companies in Hong Kong, Indonesia, Malaysia and Singapore. He is currently Chairman and Chief Executive Officer of China Strategic Holdings Limited ("CSH"), a substantial shareholder of the Company and the Chairman of China Tire Holdings Limited ("CTHL"), and MRI Holdings Limited ("MRI"), companies listed on the Stock Exchange of Hong Kong (the "SEHK"), the New York Stock Exchange and the Australia Stock Exchange respectively. Mr. Oei is also Co-Chairman and Chief Executive Officer of Star Telecom International Holding Limited ("Star") and a director of Tricom Holdings Limited ("Tricom"), both are companies listed on the SEHK.

Mr. Chung Cho Yee, Mico, was elected a director on February 19, 1996. Mr. Chung is a solicitor by profession and has extensive experience in the finance industry. Mr. Chung is a director of CSH, Tricom, and Star, all listed on the SEHK. He is also a director and a Senior Vice President of CTHL, and a director of MRI and Chairman of Bolton Internatonal (Group) Limited ("Bolton").

Ms. Ma Wai Man, Catherine, was elected a director on February 19, 1996. Ms. Ma is a chartered secretary and has over 11 years of working experience in the company secretarial profession. Ms. Ma is a director of CSH, Allan International Holdings Limited and Tricom, all of which are companies listed on the SEHK. She is also a director of MRI and the Secretary of CTHL, Bolton, Star and Tricom.

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

Mr. Law Wing Tak. Jack, the Chief Financial Officer of the Company. Mr Law is a chartered accountant and has extensive experience in the fields of professional consultancy, banking, finance and accounting.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

No executive received compensation during 1997.

Stock Options
--------------

No stock options or stock appreciation rights were granted to any directors or officers of the Company during 1997.

Directors Fees
---------------

Directors are reimbursed for travel and other expenses relating to Board and committee meetings. Mr. Gray and Mr. Furner received $10,000 each in fiscal 1997 for serving as directors of the Company.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table shows, as of March 31, 1998, all shares of Common Stock, held beneficially, directly or indirectly, by (i) each Director, (ii) each owner who is known by the Company to own beneficially more than 5% of either class of stock and (iii) all directors and officers as a group.


                                   Number of Shares of
                                      Common Stock                Percentage
Name                                Beneficially Owned             of Class
--------------------------------------------------------------------------------
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

Jack Law(1)
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

(1) China Strategic Holdings Limited has indirect voting and investment power with respect to 993,377,483 shares issuable upon the conversion of a $30,000,000 Convertible Note held by Horler Holdings Limited, P.O. Box 71, Craigmuer Chamber, Road Town, Tortola, British Virgin Islands, a wholly owned subsidiary of China Strategic Holdings Limited.

(2) Harlequin Investment Holdings Limited has sole voting and investment power with respect to the shares of common stock. The beneficial ownership set forth herein does not include 8,000,000 shares of common stock which can be acquired upon an exercise of a Stock Purchase Option granted by China Strategic Holdings Limited to Harlequin Investment Holdings Limited. The percentage of beneficial ownership is based upon 81,806,198 shares of common stock outstanding as of March 31, 1998.

(3) Harlequin Investment Holdings Limited is a wholly owned subsidiary of GHL (Senior) Pension Fund, Noble House, Queens Road, St. Peter Port, Guernsey, Channel Islands. Mr. Gray disclaims beneficial ownership of the shares of common stock.

As of March 31, 1998, there were approximately 9,000 shareholders of record. The percentage of beneficial ownership is based upon 81,806,198 shares of common stock outstanding as of March 31, 1998 and 993,377,483 shares of common stock issuable upon conversion of the Convertible Note.

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

Acquisition of Hangzhou Huantong
--------------------------------

On September 10, 1996, the Registrant has consummated a transaction whereby the Registrant acquired all the issued and outstanding shares of Westronix Limited, a British Virgin Islands corporation ("Westronix"), from CSH pursuant to the terms of the Acquisition Agreement entered into on September 10, 1996. Westronix's sole asset is a 100% equity interest in China Construction Holdings Limited, a Hong Kong Limited Company ("China Construction") which owns 51% joint venture interest in Hangzhou Zhongche Huantong Development Co., Ltd. ("Hangzhou Huantong"), a Sino-foreign joint venture established in Hangzhou, Zhejiang Province, China on June 23, 1993. The consideration paid by the registrant is a $30 million Convertible Note bearing interest at the rate of nine percent (9%) per annum after an initial six (6) month interest-free period (the "Note").

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

The Company shares the office space and administrative support, with CSH, a major shareholder of the Company. In fiscal 1997, the Company was charged RMB 1,283,000 million by CSH as a management fee for the use of the office space and staff support.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  EXHIBITS

Exhibit 21 - Subsidiaries of the Registrant

(b)  REPORTS ON FORM 8-K

None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            REGAL INTERNATIONAL, INC.


By: /s/ Oei Hong Leong
   ---------------------------------
   Oei Hong Leong
   Chairman of the Board of Directors

Date: April 20, 1998


Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/Chung Cho Yee, Mico                    Date: 4/20/98
   -------------------------------            -------------------
    Chung Cho Yee, Mico
    Director

By: /s/ Ma Wai Man, Catherine                 Date: 4/20/98
   -------------------------------            -------------------
    Ma Wai Man, Catherine
    Director

By: /s/ Richard N. Gray                       Date: 4/20/98
   -------------------------------            -------------------
    Richard N Gray
    Director

By: /s/ Martin Furner                         Date: 4/20/98
   -------------------------------            --------------------
    Martin Furner
    Director