Form 10QSB/A
period 1996-09-30
REGAL INTERNATIONAL INC
filed 1998-05-13
CIK 357434

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB/A-3

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

Transitional Small Business Disclosure Format (check one) : Yes  ___  No_X_

The following section of this report has been amended:

     Notes to Consolidated Condensed Financial Statements           4-18

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

The recognition of toll profit on the accrual basis and upon the commencement of operations has been deferred until the commencement of the entire toll road operation under PRC GAAP. Under PRC GAAP, toll revenue was recognized on receipt basis but the toll operating profit (representing toll revenue less all operating expenses) was offset against construction-in-progress each year, as agreed with the local PRC government authority, until the commencement of operation of the entire toll road. Under US GAAP, toll revenue was also recognized on the receipt basis, however, the toll operating profit is recorded in the statement of income. This is different from the accounting treatment under PRC GAAP. The toll revenues for the section from Jichang Road to Xiangfuqiao have been recognized on the accrual basis. The toll revenue for the section from Xiangfuqiao to Lingjiaqiao has been deferred until the commencement of operation for the entire section of the toll road.

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

The Company's registered capital is denominated in the United States Dollars and its reporting currency is Renminbi. For financial reporting purposes, the United States Dollars capital injection amounts have been translated into Renminbi at the unified exchange rate as of December 31, 1995.

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




                                REGAL INTERNATIONAL INC.
                                (Registrant)

         5/8/98                /s/Mico Chung
Date: ___________________   __________________________
                            Mico Chung, President

         5/8/98              /s/ Jack Law
Date: ___________________   __________________________
                            Jack Law, Chief Financial Officer