Form 10QSB
period 1998-03-31
REGAL INTERNATIONAL INC
filed 1998-05-18
CIK 357434

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

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

                                       Yes X  No
                                          ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : April 30, 1998, 81,806,198 shares.

Transitional Small Business Disclosure Format (check one) :

                                       Yes    No X
                                          ---   ---

                                    TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION
                                                                          PAGE
    ITEM 1   -   FINANCIAL STATEMENTS                                     ----

        Consolidated Statements of Operations
        for the three months ended March 31, 1998
        and 1997 (Unaudited)                                                1

        Consolidated Balance Sheets at March 31, 1998 (unaudited)
        and December 31,1997                                                2

        Consolidated Statements of Cash Flows
        for the three months ended March 31, 1998
        and 1997 (Unaudited)                                                3

        Notes to Consolidated Financial Statements                        4 - 15

    ITEM 2   -   MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATION                                    16 - 19


PART II  -     OTHER INFORMATION

    ITEM 1   -   LEGAL PROCEEDINGS                                          20

    ITEM 2   -   CHANGE IN SECURITIES                                       20

    ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES                            20

    ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS                                        20

    ITEM 5   -   OTHER INFORMATION                                          20

    ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K                           20



                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
             -------------------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               --------------------------------------------------
      (Amounts in thousands, except number of shares and per share data )



                                                        March       March       March
                                                      31, 1998    31, 1998    31, 1997
                                                    ----------- ----------- -----------
                                                        US$         Rmb         Rmb
Toll revenue                                            1,289      10,673       9,502

General and administrative expenses                    (1,274)    (10,551)     (3,702)

Interest income                                             1          11         261

Interest expense                                       (1,905)    (15,769)     (1,291)

Exchange (loss)/gain                                       (2)        (17)         14
                                                   ----------- ----------- -----------
     (Loss)/income from continuing
       operations before income
       taxes and minority interest                     (1,890)    (15,654)      4,784
Provision for income taxes                                  -           -           -
                                                   ----------- ----------- -----------
     (Loss)/income from continuing
       operations before minority
       interest                                        (1,890)    (15,654)      4,784
Minority interests                                        600       4,972      (3,087)
                                                   ----------- ----------- -----------

     Net (loss)/income                                 (1,290)    (10,681)      1,697
                                                   =========== =========== ===========

(Loss)/Earning per common share (Basic):
     - from continuing operations                       (0.02)      (0.13)       0.02
                                                   =========== =========== ===========

Earnings per common share (Fully diluted):
     - from continuing operations                         N/A         N/A        0.00
                                                   =========== =========== ===========

Weighted average common
shares outstanding                                 81,806,198  81,806,198  81,806,198
                                                   =========== =========== ===========


Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on March 31, 1998 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1998 or at any other certain rate.


The accompanying notes are an integral part of these consolidated statements of income.


                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                      AS OF MARCH 31, 1998 (UNAUDITED) AND
                        AS OF DECEMBER 31, 1997 (AUDITED)
       (Amounts in thousands, except number of shares and per share data)
                                                     March         March       December
                                                   31, 1998      31, 1998      31, 1997
                                                 ------------  ------------  ------------
                                                      US$           Rmb
ASSETS
------

CURRENT ASSETS
      Cash and cash equivalents                        1,950        16,144        19,875
      Prepayments and deferred expenses                  141         1,167         1,286
      Other receivables and other current assets       1,430        11,839        12,191
                                                 ------------  ------------  ------------
TOTAL CURRENT ASSETS                                   3,521        29,150        33,352

Prepayments for construction-in-progress                 100           830           830
Property, plant and equipment, net                    90,897       752,630       760,354
                                                 ------------  ------------  ------------
TOTAL ASSETS                                          94,518       782,610       794,536
                                                 ============  ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
      Long-term bank loans - current portion           3,019        25,000        20,000
      Accounts payable                                 1,669        13,818        24,223
      Accrued expenses and other payables              2,637        21,836        31,240
      Taxes other than income                             14           116           145
      Due to immediate holding company                 1,878        15,549         1,212
      Due to related company                               6            52            38
                                                 ------------  ------------  ------------
TOTAL CURRENT LIABILITIES                              9,223        76,371        76,858
                                                 ------------  ------------  ------------
Long-term loans                                       41,461       343,299       342,799
Convertible note payable                              30,145       249,600       249,600
Due to Chinese joint venture partner                   9,190        76,091        72,376
Due to China Strategic Holdings Ltd.                     435         3,599         3,600
Minority interests                                    16,650       137,866       142,838

SHAREHOLDERS' EQUITY:
Common stock                                             822         6,806         6,806
Additional paid-in capital                             1,905        15,773        15,773
Accumulated deficit                                  (15,313)     (126,795)     (116,114)
                                                 ------------  ------------  ------------
TOTAL SHAREHOLDERS' EQUITY                           (12,586)     (104,216)      (93,114)
                                                 ------------  ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            94,518       782,610       794,536
                                                 ============  ============  ============


Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on March 31, 1998 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1998 or at any other certain rate.

The accompanying notes are an integral part of these consolidated balance sheets.


                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -----------------------------------------------------------
                   FOR THE THREE MONTHS ENDED, 1998 AND 1997
                             (Amounts in thousands)

                                                                 1998           1998           1997
                                                             ------------   ------------   ------------
                                                                 US$            Rmb            Rmb
Cash flows from operating activities:
    Net (Loss)/Income
       (Loss)/Income from continuing operations                   (1,290)       (10,681)         1,697
    Adjustments to reconcile net (loss) income to
    net cash used in operations:
       Minority interests                                           (600)        (4,972)         3,087
       Depreciation and amortization                                 987          8,176          1,208
    Decrease (Increase) in assets:
       Prepayments and deferred expenses                              14            119           (186)
       Other receivables and other current assets                     42            351            462
    (Decrease) Increase in liabilities:
       Accounts payable                                           (1,256)       (10,405)         4,298
       Accrued expenses and other payables                           (69)          (579)       (52,460)
       Taxes other than income                                        (4)           (29)             2
                                                             ------------   ------------   ------------

Net cash used in operating activities                             (2,176)       (18,020)       (41,892)
                                                             ------------   ------------   ------------

Cash flows from investing activities
    Prepayments for construction-in-progress                           -              -          2,775
    Acquisition of property, plant and equipment                     (55)          (452)        (4,955)
                                                             ------------   ------------   ------------

Net cash used in investing activities                                (55)          (452)        (2,180)
                                                             ------------   ------------   ------------

Cash flows from financing activities
    Proceeds of bank loans                                           664          5,500         54,500
    Due to related companies                                           2             14              -
    Due to Chinese joint venture partner                             449          3,715            563
    Due to China Strategic Holdings Limited                          666          5,512           (106)
                                                             ------------   ------------   ------------

Net cash provided by financing activities                          1,781         14,741         54,957
                                                             ------------   ------------   ------------

Net (descrease) increase in cash and cash equivalents               (450)        (3,731)        10,885
Cash and cash equivalents, at beginning of period                  2,400         19,875         21,443
                                                             ------------   ------------   ------------
Cash and cash equivalents, at end of period                        1,950         16,144         32,328
                                                             ============   ============   ============

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on March 31, 1998 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1998 or at any other certain rate.

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

    As of March 31, 1998, the Company had the following subsidiaries:

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

    Hangzhou toll road is a Sino-Foreign equity joint venture enterprise established on June 23, 1993, which formally began business operations in September 1993 in the City of Hangzhou, Zhejiang Province in the People's Republic of China (the "PRC"). The total cash consideration paid by CCIG for its interest in Hangzhou toll road amounted to Rmb102 million. Tolls collected from the existing portion of the toll road ("the first phase"), which was injected by the Chinese joint venture partner, Hangzhou City Transportation Development Company, and cash injected by CSH had been used to finance the construction of second and third phases of the toll road (the "CIP Projects"). The "CIP Projects" had been completed at the end of fiscal year 1997.

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

    Under PRC GAAP, toll revenue was recognized on receipt basis but the toll operating profit (representing toll revenue less all operating expenses) was offset against construction-in-progress each year, as agreed with the local PRC government authority, until the commencement of operation of the entire toll road. Under US GAAP, toll revenue was also recognized on the receipt basis, however, the toll operating profit is recorded in the statement of income. This different from the accounting treatment under PRC GAAP.

    The transfer of CSH's equity interests in CCIG to Westronix and the transfer of CSH's equity interests in Westronix to Regal were accounted for as reorganizations of companies under common control, similar to a pooling of interests. The accompanying consolidated financial statements of the Company have been restated to present the transfers of CSH's interests in CCIG to Westronix and in Westronix to Regal as if they had occurred on the date of formation of the Operating Subsidiary, June 23, 1993. The acquisition of the Operating Subsidiary was financed by advances from CSH. In 1996, the advances payable to CSH amounted to Rmb 96,419,000 in relation to the above acquisition was capitalized and treated as an increase in additional paid-in capital. In addition, due to the specific requirements of the U.S. GAAP for transfers of assets between entities under common control, the difference of Rmb147.6 million between the historical cost of the investment of CSH in Hangzhou toll road and the Company's acquisition cost was treated as a deemed dividend paid to CSH in 1993. This has resulted in the Company recording total shareholders' deficit of RMB93,535,000 and RMB104,216,000 as at December 31,1997 and March 31, 1998 respectively. CSH has committed to provide continuing financial support to the Company to the extent of CSH's interest in the Company for a period ending on December 31, 1998.


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

    c.  Cash and Cash Equivalents
        -------------------------

        Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash and cash equivalents included United States Dollar deposits of US$1,200,000 (Rmb9,937,000) and US$1,234,000 (Rmb10,218,000)
        as of December 31, 1997 and March 31,1998 respectively.

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

                      Roads and bridges                          30 years
                      Buildings                                  20 years
                      Machinery and equipment                    5 years
                      Motor vehicle                              5 years
                      Furniture, fixtures and office equipment   5 years
                      Safety equipment                           8 years

        Construction in progress ("CIP" see Note 4) represents plant and machinery pending installation. This includes the costs of construction, the costs of plant and machinery and interest charges (net of interest income ), arising from borrowings used to finance these assets during the period of construction or installation. Interest capitalized amounted to Rmb35,613,000 for the year ended December 31, 1997. No interest was capitalized for the period ended March 31, 1998.

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


    e.  Taxation : Income Taxes
        -----------------------

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

        If the Operating Subsidiary had not been in the tax holiday period, the Company would have recorded additional income tax expense of Rmb10,176,000 and Rmb10,696,000 and net income of the Company would have been reduced by Rmb5,050,000, Rmb5,190,000 and Rmb5,455,000 for the years ended 1996 and 1997 respextively (See Note 13). No income taxes would have been recorded for the three months ended March 31, 1998 as Operating Subsidiary was incurred tax losses.(See Note 14).

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

    g.  Foreign Currency Translation
        ----------------------------

        The functional currency of the group and the Company is Renminbi. The Operating Subsidiary maintains its books and records in Renminbi. Foreign currency transactions are translated into Renminbi at the applicable unified rates of exchange or the applicable rates of exchange quoted by the applicable foreign exchange adjustment center ("swap center"), prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into Renminbi using the applicable unified rates of exchange or the applicable swap center rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the unified exchange rates prevailing at the time the assets or liabilities were acquired The resulting exchange differences are included in the determination of income.

        The Company's registered capital is denominated in the United States Dollar. For financial reporting purposes, the United States Dollars capital injection amounts have been translated into Renminbi at the unified exchange rate as of December 31, 1995.

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

        The official exchange rates, unified exchange rates and Shanghai swap center rates as of December 31, 1996 and 1997 and March 31, 1998 were as follows :


                                            1996       1997       1998
                                            ----       ----       ----
                   Rmb equivalents of US$1
                   Official exchange rate   N/A        N/A        N/A
                   Unified exchange rate    8.29       8.28       8.28
                   Shanghai swap center     8.29       8.28       8.28
                   rate

    h.  Dedicated Capital
        -----------------

        In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, the Operating Subsidiary maintains discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The Board of Directors of the Operating Subsidiary will determine on an annual basis the amount of the annual appropriations to the dedicated capital. For the period from January 1, 1994 to March 31, 1998, the Operating Subsidiary did not report any profits in the statutory financial statements, and accordingly, no appropriation to dedicated capital has been made.

    i.  Use of Estimates
        ----------------

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

    j.  (Loss)/Earning per common share
        -------------------------------

        The calculation of basic loss or earning per common share is based on the weighted average number of common shares outstanding during the period ended March 31, 1997 and 1998. The calculation of fully diluted earnings per common share is based on the common shares outstanding during the three months ended March 31, 1997 and March 31, 1998 adjusted for the assumed conversion of the Company's US$30 million convertible Note B as mentioned in Note 1 above and exercise of the stock options mentioned in Note 11.

        The number of shares used in the computation was as follows:

                                                    1997             1998
                                                    ----             ----
             Basic EPS computation                  81,806,198       81,806,198
             Fully diluted EPS computation          81,806,198       81,806,198


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

        The carrying amounts of cash and cash equivalents and long-term debt are reasonable estimaties of their fair value. The interest rates on the Company's long-term debt approximate that which would have been available at March 31, 1998 for debt of similar remaining maturity.

4.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

                                                 March 31,        December  31,
                                                   1998               1997
                                             ---------------     ---------------
                                                  Rmb'000             Rmb'000

   Road and bridges                                 763,053             763,053
   Buildings                                          2,033               2,033
   Machinery and equipment                            4,018               3,998
   Motor vehicles                                     3,328               3,328
   Furniture, fixtures and office equipment              59                  59
   Safety equipment                                  14,129              14,129
   Construction-in-progress                           7,472               4,520
   Less : Accumulated depreciation                  (41,462)            (30,766)
                                             ===============     ===============
               Net book value                       752,630             760,354
                                             ===============     ===============

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

5.  LONG-TERM BANK LOANS
    --------------------

    Long-term bank loans, all of which are unsecured, bear average interest rates of approximately 14.25% as of December 31, 1997 and 13.04% as of March 31, 1998 and are repayable as follows:


                                         March 31,        December 31,
                                           1998               1997
                                     ---------------    ---------------
                                         Rmb'000             Rmb'000

                    1998                     20,000             20,000
                    1999                     85,000            104,500
                    2000                    120,500            100,000
                    2001                     92,931             82,936
                    2002                     49,868             49,863
                    2003                          -              5,500
                                     ===============    ===============
                                            368,299            362,799
                                     ===============    ===============


    All the long-term bank loans are denominated in Renminbi. Loans amounting to Rmb347.799 million as of December 31,1997 and Rmb315.5 million as of March 31, 1998 respectively are guaranteed by a related company.

6.  DISTRIBUTION OF PROFITS
    -----------------------

    Dividends from the Operating Subsidiary will be declared based on the profits as reported in the statutory financial statements. Such profits will be different from the amounts reported under U.S. GAAP. As of March 31, 1998, the Operating Subsidiary had no available retained earnings for distribution.

    In the opinion of management, any undistributed earnings of the Operating Subsidiary have been reinvested and will continue to be reinvested indefinitely.


7.  PROVISION FOR INCOME TAXES
    --------------------------

    The reconciliation of the effective income tax rate based on income before provision for income taxes and minority interests stated in the consolidated statements of operation to the statutory income tax rate in Hong Kong, the British Virgin Islands, the PRC and the U.S. is as follows:


                                                   March 31,      December 31,
                                                     1998             1997

     Weighted average statutory tax rate              33.0%              33.0%
     Effect of tax holiday                           (33.0%)            (33.0%)
                                                ------------       ------------

     Effective tax rate                                   -                  -
                                                ============       ============

     Provision for income taxes consists of:

                                                   March 31,       December 31,
                                                    1998              1997
                                                   Rmb'000          Rmb'000

     Current                                              -                  -
     Deferred                                        10,344              8,765
     Adjustment of valuation allowance              (10,344)            (8,765)
                                                ------------       ------------

                                                          -                  -
                                                ============       ============

The valuation allowance refers to the portion of the deferred tax assets that are not currently realizable. The realization of these benefits depends upon the ability of the Company to generate income in future years. No provision or benefit for deferred income taxes was recognized in December 31, 1997 and March 31, 1998.

8.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
    -------------------------------------------

    The Operating Subsidiary guaranteed bank borrowings of a related company of CSH in an amount of Rmb56 million and Rmb72.4 million as of December 31, 1997 and March 31, 1998 respectively.

    CSH has undertaken to provide continuing financial support to the Company to the extent of CSH's interest in the Company for the period ending on December 31, 1998.

    The Company paid management fees of US$155,000 (Rmb1,288,000) to CSH during 1997 for administrative services rendered to the Company by CSH.

    Amounts due to immediate holding company represented interest payable on Convertible Note B mentioned in Note 1.

9.  DUE TO CHINESE JOINT VENTURE PARTNER
    ------------------------------------

    The amount due to Chinese joint venture partner as at December 31, 1997and March 31, 1998 represented money borrowed from the Chinese joint venture partner to finance the CIP projects.

    These amounts are unsecured, bear interest at commercial rate and have no fixed repayment date.

10. RETIREMENT PLANS
    ----------------

    As stipulated by the regulations of the Chinese government, all of the local staff of the Operating Subsidiary are entitled to an annual pension on retirement, which is equal to their basic salaries at their retirement dates. The Chinese government is responsible for the pension liability to retired staff. The Operating Subsidiary is only required to make specified contributions to the state-sponsored retirement plan calculated at 23% of the basic salary of the staff. The expense reported in the consolidated financial statements related to these arrangements was Rmb31,000 and Rmb49,000 for the three months ended March 31, 1997 and 1998 respectively.

11. STOCK OPTIONS
    -------------

    The following tables summarize the movement of share options of the Company.

    During 1987 and 1988, the Company issued five-year Common Stock options in conjunction with its financing activities to various promissory note holders and other selected creditors. During 1989, the Company issued five and ten-year stock options in an additional financing and extension of debt.

       COMMON STOCK OPTIONS
                                                      1998              1997
                                                ---------------  ---------------
       Shares under option as at January 1,            150,000          150,000
       Issued                                                -                -
       Expired                                               -                -
                                                ===============  ===============
       Shares under option as at March 31,             150,000          150,000
                                                ===============  ===============

       Average exercise price of outstanding            $0.156           $0.156
       options
                                                ===============  ===============

       Exercisable at end of period                    150,000          150,000
                                                ===============  ===============

12. OTHER SUPPLEMENTAL INFORMATION
    ------------------------------

a) The following items are included in the consolidated statements of operations:

                                    March 31,            March 31,
                                      1998                 1997
                               -----------------    ------------------
                                      Rmb                   Rmb
      Business tax                          330                   475

13. CONTINGENCY
    -----------

    The Operating Subsidiary has obtained an approval from the local government to offset the toll revenue collected from the first and second phase of the toll road against the construction-in-progress balances under PRC GAAP until the CIP Projects are completed. Thus the tax holiday has been deferred until the CIP Projects are completed. As such, the Operating Subsidiary reported zero net profits in its statutory financial statements during 1993 to 1997. The company plans to record the net profits offset against the construction-in-progress account during 1993 to 1997 as income for statutory purposes during 1998 and 1999 fiscal years (i.e. the first two exemption years of the tax holiday). The plan is subject to the approval of the local tax bureau. Should such approval not be obtained from the local tax bureau, a tax liability amounting to approximately Rmb5 million and Rmb 5.3 million for the years ended 1996 and 1997 may arise. In the opinion of management, it is unlikely that a liability will arise.

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

    As of March 31, 1998, the Company had the following subsidiaries:

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

    When the toll road is fully completed, it will be 38.2 km long and comprised of:

    - - 13.2 km of existing Class 2 wide single carriageway linking Jichang (Airport) Road to Xiangfuqiao. The traffic capacity is estimated at about 20,000 vehicles per day (two way flow).

    - - 25.0 km of Class 1 construction (6km of four-lane wide single carriageway with slow lanes and 19km of dual two-lanes with hard shoulders for emergency) including 21 bridges and three grade-separated junctions. The implementation of this section of the toll road consists of two phases: Northwest section (Xiangfuqiao to Liuxai, 13.7 km) which was completed in December, 1996 and West section (Liuxai to Lingjiaqiao, 11.3km), which was completed at the end of fiscal 1997. This section encompasses extensive bridge works including:

    *  river crossing bridges
    *  bridges for road interchanges
    *  underpasses and underground crossings for pedestrians and vehicles

    The section of the road from Jichang Road to Xiangfuqiao is now in operation and has been generating revenues from toll collection from the toll plazas at Xiangfuqiao. The section from Xiangfuqiao to Liuxai was completed in 1996 and obtained approval from the government to collect tolls starting from March 1997. The section from Liuxai to Lingjiaqiao was completed in December 1997. The toll plazas are currently in the process of installing electronic surveillance systems along with utilizing computerized toll collection systems in toll plazas.

    Revenue contribution from the new section is expected strengthen the profitability and liquidity position of the Company.

    RESULTS OF OPERATION:
    SUMMARY FINANCIAL INFORMATION
    -----------------------------

                                                                  Three months
                                                                ended March 31,
                                                                ---------------

                                                             1998         1997
                                                             ----         ----
                                                           Rmb'000       Rmb'000

             Toll revenue                                   10,673        9,502
             General and administrative expenses            10,551        3,702
             Interest income                                    11          261
             Interest expense                               15,769        1,291
             Exchange (loss)/gain                              (17)          14
             Net (loss)/income                             (10,681)       1,697


    TOLL REVENUE

    Toll revenue increased by 12.3% or Rmb1,171,000 in the three months ended March 31, 1998 as compared with the same period in last year. This was primarily attributable to an increase in traffic volume by 21.7% from 944,000 vehicles for the first three months ended of 1997 to 1,149,000 vehicles for the first three months ended of 1998. Management is optimistic about the future revenue generation ability of Hangzhou toll road, particularly since the second and third phase of the toll road has been completed and is expected to generate toll revenue in full capacity very soon.

    GENERAL AND ADMINISTRATIVE EXPENSES

    During the three months ended March 31, 1998, general and administrative expenses increased by 185% to Rmb10,551,000 from Rmb3,702,000 for the three months ended March 31, 1997. This is due to the fact that additional depreciation of Rmb7.367 Million was provided in the Operating Subsidiary as the second and third phases of the toll road are now complete and in operation.

    INTEREST INCOME

    Interest income was mainly derived from the US$900,000 note receivable.

    INTEREST EXPENSE

    As compared with last period, interest expense went up 1121% to Rmb 15.8 million. This is due to the fact that additional interest expense was incurred by the US$ 30 million convertible note. Also, as far as the Operating Subsidiary concerned, the interest expense increased significantly as interest expenses on bank loans to finance construction of the second phase and third phases of the toll road could no longer be capitalised in the period ended March 31, 1998.

    NET LOSS

    During the three months ended March 31, 1998, net income of the Company decreased by 729.4% to a net loss of Rmb10,681,000 from a profit of Rmb1,697,000 for the three months ended March 31, 1997. This was a direct result of increases in general and administrative expenses and interest expenses as mentioned above.

    LIQUIDITY AND CAPITAL RESOURCES

    For the three months ended March 31, 1998, net cash used in operating activities and investing activities was approximately Rmb26.8 million and Rmb0.5 million respectively. Net cash provided by financing activities amounted to Rmb 12.5 million, resulting in a net decrease in cash and cash equivalents of approximately Rmb3.7 million for the three months ended March 31, 1998.

    The Company has been able to generate sufficient cash for its working capital needs as managment is optimistic about the future revenue generation ability of Hangzhou toll road, particularly since the second and third phases of the toll road have been completed and is expected to generate toll revenue in full capacity very soon.

    EFFECTS OF INFLATION

    The general inflation rate in terms of the Retail Price Index in China was approximately 14.8%, 6.3% and 0.8% for 1995, 1996 and 1997, respectively. Management believes that inflation has not had significant impact on the Operating Subsidiary.

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

                 The Company did not file reports on FORM 8-K during the quarter ending March 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            REGAL INTERNATIONAL INC.
                                            (Registrant)



    Date: May 16, 1998                      /S/ Mico Chung
         ----------------------             ------------------------------------
                                            Mico Chung, President



    Date: May 16, 1998                      /S/ Jack Law
         ----------------------             ------------------------------------
                                            Jack Law, Chief Financial Officer