Form 10KSB/A
period 1997-12-31
REGAL INTERNATIONAL INC
filed 1998-06-23
CIK 357434

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

The toll road is 38.2 km long and comprised of:

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

The government of Zhejiang Province approved a toll increase of 100% for the Hangzhou Ring Road, excluding the last part of the toll road completed in December 1997, effective from March 1, 1997.

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

--------------------

(a) The U.S. dollar conversion translation amount have been translated using the unified exchange rate quoted by the Bank of China on December 31,1995, 1996 and 1997 of $1.00 = Rmb 8.32, $1.00 = Rmb 8.29 and $1.00 = Rmb 8.28 respectively. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at those rate on December 31, 1995, 1996 and 1997 or at any other certain rate.

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

Results of Operation - 1997 compared to 1996
--------------------------------------------

Summary Financial Information
-----------------------------

                                        % change
(Rmb in thousands)                         1996        1997    from prior year
                                        ---------    --------- ---------------
Toll revenue                              38,463       45,100         17.3%
General and administrative expenses       15,419       32,951        113.7%
Interest income                              796        1,036         30.1%
Interest expenses                          1,023       23,735      2,220.0%
Exchange gain/(loss)                         350          (16)      (104.6%)
Net income/(loss)                         11,876      (11,237)      (194.6%)

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

The exchange rates for Renminbi against U.S. Dollars were 8.32, 8.29 and 8.28 for 1995, 1996 and 1997 respectively, representing an appreciation of Renminbi by 0.4% and 0.12% in 1996 and 1997 respectively, when comparing the exchange rate at the end of the year with the position at the beginning of the year. As a consequence, exchange gain/(loss) aroused. The exchange loss in the fiscal year ended December 31, 1997 was Rmb16,000.

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

During the year, the Company incurred capital expenditures of Rmb 158.8 million which was financed through bank borrowings and loans from the Chinese joint venture partner amounting to Rmb 125 million and Rmb 31 million respectively. No financing agreements entered into in fiscal year 1997 impose any limitations on the Company's ability to borrow additional funds. This is primarily due to the close and informal relationships that the Operating Subsidiary maintains with its creditors, as is commonplace with formerly state-run enterprises in China.

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

THE YEAR 2000 ISSUE
-------------------

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

Under PRC GAAP, toll revenue was recognized on receipt basis but the toll operating profit (representing toll revenue less all operating expenses) was offset against construction-in-progress each year, as agreed with the local PRC government authority, until the commencement of operation of the entire toll road. Under US GAAP, toll revenue was also recognized on the receipt

                                      -6-

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

-------------------------------------------------------

d.  PROPERTY, PLANT AND EQUIPMENT (CONT'D)
    --------------------------------------

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

-------------------------------------------------------

e.  TAXATION: INCOME TAXES (CONT'D)
    -------------------------------

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

-------------------------------------------------------

g.  FOREIGN CURRENCY TRANSLATION (CONT'D)
    -------------------------------------

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

              Rmb equivalents of US$1
              -----------------------
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

8.  RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
-----------------------------------------------

The Operating Subsidiary guaranteed bank borrowings of a related company of CSH in an amount of Rmb75,000,000 and Rmb56,000,000 as of December 31, 1996 and 1997 respectively.


The Company paid management fees of US$155,000 (Rmb1,284,000) and US$155,000 (Rmb1,284,000) to CSH during 1996 and 1997 for administrative services rendered on behalf of the Company by CSH.


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

Mr. Law Wing Tak. Jack, the Chief Financial Officer of the Company. Mr. Law is a chartered accountant and has extensive experience in the fields of professional consultancy, banking, finance and accounting.

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

OTHER TRANSACTIONS

The Operating Subsidiary guaranteed bank borrowings of a related company of CSH in an amount of Rmb75,000 and Rmb56,000 as of December 31, 1996 and 1997 respectively.

The Company paid management fees of US$155 (Rmb1,284) and US$155 (Rmb1,284) to CSH during 1996 and 1997 for administrative services rendered on behalf of the Company by CSH.

Amounts due to immediate holding company represented interest payable on Convertible Note B mentioned in Note 1 to the Consolidated Financial Statements.

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

Date: June 21, 1998

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/Chung Cho Yee, Mico                    Date: 6/21/98
   -------------------------------            -------------------
    Chung Cho Yee, Mico
    Director

By: /s/ Ma Wai Man, Catherine                 Date: 6/21/98
   -------------------------------            -------------------
    Ma Wai Man, Catherine
    Director

By: /s/ Richard N. Gray                       Date: 6/21/98
   -------------------------------            -------------------
    Richard N Gray
    Director

By: /s/ Martin Furner                         Date: 6/21/98
   -------------------------------            --------------------
    Martin Furner
    Director