Form 10QSB/A
period 1998-03-31
REGAL INTERNATIONAL INC
filed 1998-06-23
CIK 357434

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

The following sections of Form 10-QSB-A have been amended:

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


                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                      AS OF MARCH 31, 1998 (UNAUDITED) AND
                        AS OF DECEMBER 31, 1997 (AUDITED)
                      ------------------------------------
       (Amounts in thousands, except number of shares and per share data)

                                                     March         March
                                                   31, 1998      31, 1998
                                                 ------------  ------------
                                                      US$           Rmb
ASSETS
------

CURRENT ASSETS
      Cash and cash equivalents                        1,950        16,144
      Prepayments and deferred expenses                  141         1,167
      Other receivables and other current assets       1,430        11,839
                                                 ------------  ------------
TOTAL CURRENT ASSETS                                   3,521        29,150

Prepayments for construction-in-progress                 100           830
Property, plant and equipment, net                    90,897       752,630
                                                 ------------  ------------
TOTAL ASSETS                                          94,518       782,610
                                                 ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
      Long-term bank loans - current portion           3,019        25,000
      Accounts payable                                 1,669        13,818
      Accrued expenses and other payables              2,637        21,836
      Taxes other than income                             14           116
      Due to immediate holding company                 1,878        15,549
      Due to related company                               6            52
                                                 ------------  ------------
TOTAL CURRENT LIABILITIES                              9,223        76,371
                                                 ------------  ------------
Long-term loans                                       41,461       343,299
Convertible note payable                              30,145       249,600
Due to Chinese joint venture partner                   9,190        76,091
Due to China Strategic Holdings Ltd.                     435         3,599
Minority interests                                    16,650       137,866

SHAREHOLDERS' EQUITY:
Common stock                                             822         6,806
Additional paid-in capital                             1,905        15,773
Accumulated deficit                                  (15,313)     (126,795)
                                                 ------------  ------------
TOTAL SHAREHOLDERS' EQUITY                           (12,586)     (104,216)
                                                 ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            94,518       782,610
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


                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
          -----------------------------------------------------------
                   FOR THE THREE MONTHS ENDED, 1998 AND 1997
                   -----------------------------------------
                             (Amounts in thousands)

                                                                 1998           1998           1997
                                                             ------------   ------------   ------------
                                                                 US$            Rmb            Rmb
Cash flows from operating activities:
    Net (Loss)/Income
       (Loss)/Income from continuing operations                   (1,290)       (10,681)         1,697
    Adjustments to reconcile net (loss) income to
    net cash used in operations:
       Minority interests                                           (600)        (4,972)         3,087
       Depreciation and amortization                                 987          8,176          1,208
    Decrease (Increase) in assets:
       Prepayments and deferred expenses                              14            119           (186)
       Other receivables and other current assets                     42            351            462
    (Decrease) Increase in liabilities:
       Accounts payable                                           (1,256)       (10,405)         4,298
       Accrued expenses and other payables                           (69)          (579)       (52,460)
       Taxes other than income                                        (4)           (29)             2
                                                             ------------   ------------   ------------

Net cash used in operating activities                             (2,176)       (18,020)       (41,892)
                                                             ------------   ------------   ------------

Cash flows from investing activities
    Prepayments for construction-in-progress                           -              -          2,775
    Acquisition of property, plant and equipment                     (55)          (452)        (4,955)
                                                             ------------   ------------   ------------

Net cash used in investing activities                                (55)          (452)        (2,180)
                                                             ------------   ------------   ------------

Cash flows from financing activities
    Proceeds of bank loans                                           664          5,500         54,500
    Due to related companies                                           2             14              -
    Due to Chinese joint venture partner                             449          3,715            563
    Due to China Strategic Holdings Limited                          666          5,512           (106)
                                                             ------------   ------------   ------------

Net cash provided by financing activities                          1,781         14,741         54,957
                                                             ------------   ------------   ------------

Net (decrease) increase in cash and cash equivalents                (450)        (3,731)        10,885
Cash and cash equivalents, at beginning of period                  2,400         19,875         21,443
                                                             ------------   ------------   ------------
Cash and cash equivalents, at end of period                        1,950         16,144         32,328
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

        If the Operating Subsidiary had not been in the tax holiday period, the Company would have recorded additional income tax expense of Rmb10,176,000 and Rmb10,696,000 and net income of the Company would have been reduced by Rmb5,050,000, Rmb5,190,000 and Rmb5,455,000 for the years ended 1996 and 1997 respectively (See Note 13). No income taxes would have been recorded for the three months ended March 31, 1998 as Operating Subsidiary was incurred tax losses.(See Note 14).

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

        The Renminbi is not freely convertible into foreign currencies. All foreign exchange transactions involving Renminbi must take place either through the Bank of China or other institutions authorized to buy and sell foreign currencies, or at a Foreign Exchange Adjustment Center (a "swap center"). Before January 1, 1994, the exchange rates used for transactions through the Bank of China and other authorized institutions were set by the government (the "official exchange rate") from time to time whereas the exchange rates available at the swap centers ( the "swap center rates" ) were determined largely by supply and demand. The Chinese government announced the unification of the two-tier exchange rate systems in December 1993 effective January 1, 1994. The unification brought the official exchange rate of the Renminbi in line with the swap center rate. The unification did not have a major impact on the consolidated financial statements of the Company under U.S. GAAP.

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

        The official exchange rates, unified exchange rates and Shanghai swap center rates as of December 31, 1996 and 1997 and March 31, 1998 were as follows :

                                            1996       1997       1998
                                            ----       ----       ----
             Rmb equivalents of US$1
             -----------------------
             Official exchange rate         N/A        N/A        N/A
             Unified exchange rate          8.29       8.28       8.28
             Shanghai swap center rate      8.29       8.28       8.28


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

        The carrying amounts of cash and cash equivalents and long-term debt are reasonable estimates of their fair value. The interest rates on the Company's long-term debt approximate that which would have been available at March 31, 1998 for debt of similar remaining maturity.

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

9.  DUE TO CHINESE JOINT VENTURE PARTNER
    ------------------------------------

    The amount due to Chinese joint venture partner as at December 31, 1997 and March 31, 1998 represented money borrowed from the Chinese joint venture partner to finance the CIP projects.

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

    The toll road is 38.2 km long and comprised of:

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

    - - 25.0 km of Class 1 construction (6km of four-lane wide single carriageway with slow lanes and 19km of dual two-lanes with hard shoulders for emergency) including 21 bridges and three grade-separated junctions. The implementation of this section of the toll road consists of two phases: Northwest section (Xiangfuqiao to Liuxai, 13.7 km) which was completed in December, 1996 and West section (Liuxai to Lingjiaqiao, 11.3km), which was completed at the end of fiscal 1997. This section encompasses extensive bridge works including:

    *  river crossing bridges
    *  bridges for road interchanges
    *  underpasses and underground crossings for pedestrians and vehicles

    The section of the road from Jichang Road to Xiangfuqiao is now in operation and has been generating revenues from toll collection from the toll plazas at Xiangfuqiao. The section from Xiangfuqiao to Liuxai was completed in 1996 and obtained approval from the government to collect tolls starting from March 1997. The section from Liuxai to Lingjiaqiao was to be completed at the end of 1997. The toll plazas are currently in the process of installing electronic surveillance systems along with utilizing computerized toll collection systems in toll plazas.

    Revenue contribution from the new section is expected strengthen the profitability and liquidity position of the Company.

    RESULTS OF OPERATION:
    SUMMARY FINANCIAL INFORMATION
    -----------------------------

                                                               Three months
                                                              ended March 31,
                                                           --------------------

                                                             1998         1997
                                                           -------       -------
                                                           Rmb'000       Rmb'000

             Toll revenue                                   10,673        9,502
             General and administrative expenses            10,551        3,702
             Interest income                                    11          261
             Interest expense                               15,769        1,291
             Exchange (loss)/gain                              (17)          14
             Net (loss)/income                             (10,681)       1,697

    TOLL REVENUE

    Toll revenue increased by 12.3% or Rmb1,171,000 in the three months ended March 31, 1998 as compared with the same period in last year. This was primarily attributable to an increase in traffic volume by 21.7% from 944,000 vehicles for the first three months ended of 1997 to 1,149,000 vehicles for the first three months ended of 1998. Management is optimistic about the future revenue generation ability of Hangzhou toll road, particularly since the second and third phase of the toll road has been completed and will generate toll revenue in full capacity very soon.

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

    The Company has been able to generate sufficient cash for its working capital needs as managment is optimistic about the future revenue generation ability of Hangzhou toll road, particularly since the second and third phases of the toll road have been completed and will generate toll revenue in full capacity very soon.

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

                                            REGAL INTERNATIONAL INC.
                                            (Registrant)

    Date: June 21, 1998                     /S/ Mico Chung
         ----------------------             ------------------------------------
                                            Mico Chung, President

    Date: June 21, 1998                     /S/ Jack Law
         ----------------------             ------------------------------------
                                            Jack Law, Chief Financial Officer