Form 10QSB
period 1998-06-30
REGAL INTERNATIONAL INC
filed 1998-08-28
CIK 357434

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

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

                                 Yes X No _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : July 31, 1998, 81,806,198 shares.

Transitional Small Business Disclosure Format (check one) :
                                  Yes ____ No X

                                TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
     ITEM 1   -     FINANCIAL STATEMENTS

         Consolidated Statements of Operations
         for the six months and three months ended June 30, 1998
         and 1997 (Unaudited)                                               1

         Consolidated Balance Sheets at June 30, 1998 (Unaudited)
         and December 31,1997                                               2

         Consolidated Statements of Cash Flows
         for the six months ended June 30, 1998
         and 1997 (Unaudited)                                               3

         Notes to Consolidated Financial Statements                        4-13

     ITEM 2   -     MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OR PLAN OF OPERATION                                  14-16


PART II  -        OTHER INFORMATION

     ITEM 1   -     LEGAL PROCEEDINGS                                      17

     ITEM 2   -     CHANGE IN SECURITIES                                   17

     ITEM 3   -     DEFAULTS UPON SENIOR SECURITIES                        17

     ITEM 4   -     SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS                                    17

     ITEM 5   -     OTHER INFORMATION                                      17

     ITEM 6   -     EXHIBITS AND REPORTS ON FORM 8-K                       17


                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
            -------------------------------------------------------
            SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
            --------------------------------------------------------
      (Amounts in thousands, except number of shares and per share data )



                                                              Six Months                           Three Months
                                                             Ended June 30                         Ended June 30
                                               ------------------------------------------   ---------------------------

                                                  1998           1998           1997           1998           1997
                                                   US$            Rmb            Rmb            Rmb            Rmb
                                               ------------   ------------   ------------   ------------   ------------

Toll revenue                                             0              0         20,493              0         10,991

Guaranteed profit                                      924          7,650              0          3,825              0

General and administrative expenses                   (163)        (1,347)        (8,636)        (1,174)        (4,934)

Interest income                                         46            381            527            185            266

Interest expense                                    (1,352)       (11,197)        (6,878)        (5,685)        (5,587)

Exchange (loss)/gain                                    13            104              7            121             (7)
                                               ------------   ------------   ------------   ------------   ------------

     (Loss)/Income from continuing
        operations before income
        taxes and minority interest                   (532)        (4,408)         5,513         (2,728)           729
Provision for income taxes                               -               -             -              -              -
                                               ------------   ------------   ------------   ------------   ------------
     (Loss)/income from continuing
        operations before minority
        interest                                      (532)        (4,408)         5,513         (2,728)           729
Minority interests                                       0              0         (6,555)             0         (3,468)
                                               ------------   ------------   ------------   ------------   ------------

     Net loss                                         (532)        (4,408)        (1,042)        (2,728)        (2,739)
                                               ============   ============   ============   ============   ============

Loss per common share (Basic):
     - from continuing operations                    (0.01)         (0.05)         (0.01)         (0.03)         (0.03)
                                               ============   ============   ============   ============   ============

Earnings per common share (Fully diluted):
     - from continuing operations                      N/A            N/A            N/A            N/A            N/A
                                               ============   ============   ============   ============   ============
Weighted average common
shares outstanding                              81,806,198     81,806,198     81,806,198     81,806,198     81,806,198
                                               ============   ============   ============   ============   ============

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on June 30, 1998 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 1998 or at any other certain rate.


The accompanying notes are an integral part of these consolidated statements of income.


                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                       AS OF JUNE 30, 1998 (UNAUDITED) AND
                       -----------------------------------
                        AS OF DECEMBER 31, 1997 (AUDITED)
                        ---------------------------------
       (Amounts in thousands, except number of shares and per share data)

                                                           June            June          December
                                                         30, 1998        30, 1998        31, 1997
                                                       --------------  -------------   -------------
                                                            US$            Rmb             Rmb
ASSETS
------

Current assets
      Cash and cash equivalents                                  945          7,826          19,875
      Prepayments and deferred expenses                            0              0           1,286
      Other receivables and other current assets               2,312         19,144          12,191
                                                       --------------  -------------   -------------

Total current assets                                           3,257         26,970          33,352

Investment in subsidiary not consolidated                     21,558        178,500               0
Prepayments for construction-in-progress                           0              0             830
Property, plant and equipment, net                                 0              0         760,354
                                                       --------------  -------------   -------------

Total assets                                                  24,815        205,470         794,536
                                                       ==============  =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
      Long-term bank loans - current portion                       0              0          20,000
      Accounts payable                                             0              0          24,223
      Accrued expenses and other payables                      2,623         21,716          31,240
      Taxes other than income                                      0              0             145
      Due to immediate holding company                             0              0           1,212
      Due to related company                                       8             66              38
                                                       --------------  -------------   -------------

Total current liabilities                                      2,631         21,782          76,858
                                                       --------------  -------------   -------------

Long-term loans                                                    0              0         342,799
Convertible note payable                                      30,145        249,600         249,600
Deferred income                                                3,606         29,859               0
Due to Chinese joint venture partner                               0              0          72,376
Due to China Strategic Holdings Ltd.                             262          2,172           3,600
Minority interests                                                 0              0         142,838

Shareholders' equity:
Common stock                                                     822          6,806           6,806
Additional paid-in capital                                     1,905         15,773          15,773
Accumulated deficit                                          (14,556)      (120,522)       (116,114)
                                                       --------------  -------------   -------------

Total shareholders' equity                                   (11,829)       (97,943)        (93,535)
                                                       --------------  -------------   -------------

Total liabilities and shareholders' equity                    24,815        205,470         794,536
                                                       ==============  =============   =============


Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on June 30, 1998 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 1998 or at any other certain rate.

The accompanying notes are an integral part of these consolidated balance sheets.


                   REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                   ------------------------------------------
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (Amounts in thousands)

                                                                       1998               1998              1997
                                                                   --------------     --------------    --------------
                                                                        US$                Rmb               Rmb
Cash flows from operating activities:
         Net Loss
               Loss from continuing operations                              (532)            (4,408)           (1,042)
         Adjustments to reconcile net loss to
         net cash used in operations:
               Minority interests                                              0                  0             6,555
               Depreciation and amortization                                   0                  0             2,424
         Decrease (Increase) in assets:
               Prepayments and deferred expenses                              76                626            (1,107)
               Other receivables and other current assets                   (894)            (7,401)            1,008
         (Decrease) Increase in liabilities:
               Accounts payable                                             (146)            (1,211)            5,982
               Accrued expenses and other payables                           211              1,745           (47,143)
               Taxes other than income                                         0                  0                (8)
                                                                   --------------     --------------    --------------

Net cash used in operating activities                                     (1,286)           (10,649)          (33,331)
                                                                   --------------     --------------    --------------

Cash flows from investing activities
         Prepayments for construction-in-progress                              0                  0             7,207
         Acquisition of property, plant and equipment                          0                  0           (48,716)
                                                                   --------------     --------------    --------------

Net cash provided (used) in investing activities                               0                  0           (41,509)
                                                                   --------------     --------------    --------------

Cash flows from financing activities:
         Proceeds of bank loans                                                0                  0            65,436
         Due to related companies                                              3                 28                      -
         Due to Chinese joint venture partner                                  0                  0               563
         Due to China Strategic Holdings Limited                            (172)            (1,428)             (105)
                                                                   --------------     --------------    --------------

Net cash (used) provided by financing activities                            (169)            (1,400)           65,894
                                                                   --------------     --------------    --------------

Net decrease in cash and cash equivalents                                 (1,455)           (12,049)           (8,946)
Cash and cash equivalents, at beginning of period                          2,400             19,875            21,443
                                                                   --------------     --------------    --------------
Cash and cash equivalents, at end of period                                  945              7,826            12,497
                                                                   ==============     ==============    ==============


Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on June 30, 1998 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 1998 or at any other certain rate.

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

     As of June 30, 1998, the Company had the following subsidiaries:

     Westronix Limited ("Westronix") - a holding company incorporated in the British Virgin Islands.

     China Construction Holdings Limited ("CCIG") - a company incorporated in Hong Kong.

     Hangzhou Zhongche Huantong Development Co., Ltd. (the "Hangzhou Toll Road"), a Sino-foreign equity joint venture located in Hangzhou, Zhejiang Province, the People's Republic of China "the PRC".

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

     Hangzhou Toll Road is a Sino-Foreign equity joint venture enterprise established on June 23, 1993, which formally began business operations in September 1993 in the City of Hangzhou, Zhejiang Province in the People's Republic of China (the "PRC"). The total cash consideration paid by CCIG for its interest in Hangzhou toll road amounted to Rmb102 million

     The acquisition of the Hangzhou Toll Road by CCIG was accounted for by the purchase method of accounting. The tangible assets were valued at their estimated fair value. The results of the Hangzhou Toll Road are included in the consolidated statements of income from the effective date of the joint venture, June 23, 1993 to December 31, 1997.

     Pursuant to an agreement dated May 18, 1998 between China Construction Holdings Limited ("CCIG") and Hangzhou City Transportation Development Limited (the Chinese Partner), the Chinese Partner guarantees that CCIG will receive an annual profit of Rmb15,300,000 from January 1, 1998 through the expiration date of the joint venture. Any surplus over the guaranteed profit will belong to the Chinese Partner and any deficit will be made up by the Chinese Partner. Besides, an amount of Rmb178,500,000 will be paid on a lump -sum basis before the expiration of the joint venture as the foreign partner's share of the depreciation of the toll road, and the roads and bridges owned by the Hangzhou Toll Road will be surrendered to the Chinese Partner.


2.   BASIS OF PRESENTATION
     ---------------------

     The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

     The transfer of CSH's equity interests in CCIG to Westronix and the transfer of CSH's equity interests in Westronix to Regal were accounted for as reorganizations of companies under common control, similar to a pooling of interests. The accompanying consolidated financial statements of the Company have been restated to present the transfers of CSH's interests in CCIG to Westronix and in Westronix to Regal as if they had occurred on the date of formation of the Operating Subsidiary, June 23, 1993. The acquisition of the Operating Subsidiary was financed by advances from CSH. In 1996, the advances payable to CSH amounted to Rmb 96,419,000 in relation to the above acquisition was capitalized and treated as an increase in additional paid-in capital. In addition, due to the specific requirements of the U.S. GAAP for transfers of assets between entities under common control, the difference of Rmb147.6 million between the historical cost of the investment of CSH in Hangzhou toll road and the Company's acquisition cost was treated as a deemed dividend paid to CSH in 1993. This has resulted in the Company recording total shareholders' deficit of RMB93,535,000 and RMB97,943 as at December 31,1997 and June 30, 1998
     respectively. CSH has committed to provide continuing financial support to the Company to the extent of CSH's interest in the Company for a period ending on December 31, 1998.

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

         As described in Note (1) , the Chinese Partner guarantees that CCIG will receive an annual profit of Rmb15,300,000 from January 1, 1998 through the expiration date of the joint venture, any surplus over the guaranteed profit will belong to the Chinese Partner and any deficit will be made up by the Chinese Partner, and an amount of Rmb178,500,000 will be paid on a lump -sum basis before the expiration of the joint venture as the foreign partner's share of the depreciation of the toll road, instead of sharing the results of Subsidiary. Thus, the financial position as well as the results of operation of Hangzhou Toll Road are excluded from the consolidation since January 1, 1998.

     b.  Recognition of revenue
         ----------------------

         Toll revenue represents the gross receipts at the toll stations, net of business tax calculated at 3% of the gross toll receipts.

         Guaranteed profit represents the net amounts received and receivable from the Chinese Partner.

     c.  Cash and Cash Equivalents
         -------------------------

         Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash and cash equivalents included United States Dollar deposits of US$1,200,000 (Rmb9,937,000) and US$945,000 (Rmb7,826,000)
         as of December 31, 1997 and June 30,1998 respectively.

     d.  Investment in subsidiary not consolidated
         -----------------------------------------

         Investment in subsidiary not consolidated is stated at the cost of acquisition by CCIG, plus its share of the cumulative profits and losses of Hangzhou Toll Road up to December 31, 1997.

     e.  Taxation : Income Taxes
         -----------------------

         No provision for withholding or U.S. federal income taxes or tax benefits has been provided as :

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

         For Hangzhou Toll Road, as the guaranteed profit from the Chinese Partner will be net of tax, no provision is required.

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

     f.  Foreign Currency Translation
         ----------------------------

         The functional currency of the group and the Company is Renminbi. Foreign currency transactions are translated into Renminbi at the applicable unified rates of exchange or the applicable rates of exchange quoted by the applicable foreign exchange adjustment center ("swap center"), prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into Renminbi using the applicable unified rates of exchange or the applicable swap center rates prevailing at the balance sheet dates. Non-monetary assets and liabilities are translated at the unified exchange rates prevailing at the time the assets or liabilities were acquired. The resulting exchange differences are included in the determination of income.

         The Company's registered capital is denominated in the United States Dollar and its reporting currency is Rmb. For financial reporting purposes, the United States Dollars capital injection amounts have been translated into Renminbi at the unified exchange rate as of December 31, 1995.

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

         The official exchange rates, unified exchange rates and Shanghai swap center rates as of December 31, 1996 and 1997 and June 30, 1998 were as follows :


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



     g.  Use of estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     h.  Loss per common share
         ---------------------

         The calculation of basic loss per common share is based on the weighted average number of common shares outstanding during the period ended June 30, 1997 and 1998. The calculation of fully diluted loss per common share is not shown as it is not considered meaningful.

         The number of shares used in the computation was as follows:

                                                  1997                  1998
                                                  ----                  ----
            Basic EPS computation               81,806,198            81,806,198
            Fully diluted EPS computation       81,806,198            81,806,198



     i.  Fair value of financial instruments
         -----------------------------------

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

         The carrying amounts of cash and cash equivalents and long-term debt are reasonable estimaties of their fair value. The interest rates on the Company's long-term debt approximate that which would have been available at June 30, 1998 for debt of similar remaining maturity.

4.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

                                                                 December 31,
                                                                     1997
                                                            -------------------
                                                                   Rmb'000

               Road and bridges                                        763,053
               Buildings                                                 2,033
               Machinery and equipment                                   3,998
               Motor vehicles                                            3,328
               Furniture, fixtures and office                               59
               equipment
               Safety equipment                                         14,129
               Construction-in-progress                                  4,520
               Less : Accumulated depreciation                         (30,766)
                                                            -------------------
               Net book value                                          760,354
                                                            ===================


         As described in Note 3(a), as the financial position of Operating Subsidiary is excluded from the consolidation since January 1, 1998, the property, plant and machinery become nil as at period ended June 30, 1998.


5.   LONG-TERM BANK LOANS
     --------------------

     Long-term bank loans, all of which are unsecured, bear average interest rates of approximately 14.25% as of December 31, 1997 are repayable as follows:


                                                              December 31,
                                                                  1997
                                                      -------------------------
                                                                 Rmb'000

                        1998                                            20,000
                        1999                                           104,500
                        2000                                           100,000
                        2001                                            82,936
                        2002                                            49,863
                        2003                                             5,500
                                                      -------------------------
                                                                       362,799
                                                      =========================


     All the long-term bank loans are denominated in Renminbi. Loans amounting to Rmb347.799 million as of December 31,1997 are guaranteed by a related company.

     As described in Note 3(a), as the financial position of Operating Subsidiary is excluded from the consolidation since January 1, 1998, the long-term bank loans become nil as at period ended June 30, 1998.

6.   PROVISION FOR INCOME TAXES
     --------------------------

     The reconciliation of the effective income tax rate based on income before provision for income taxes and minority interests stated in the consolidated statements of operation to the statutory income tax rate in Hong Kong, the British Virgin Islands, and the U.S. is as follows:



                                                     June 30,       December 31,
                                                        1998            1997

      Weighted average statutory tax rate                33.0%            33.0%
      Effect of tax holiday                             (33.0%)          (33.0%)
                                                   ------------     ------------
      Effective tax rate                                     -                -
                                                   ============     ============

      Provision for income taxes consists of:

                                                      March 31,     December 31,
                                                       1998              1997
                                                      Rmb'000          Rmb'000

      Current                                                -                -
      Deferred                                           6,704            8,765
      Adjustment of valuation allowance                 (6,704)          (8,765)
                                                   ------------     ------------
                                                             -                -
                                                   ============     ============

     The valuation allowance refers to the portion of the deferred tax assets that are not currently realizable. The realization of these benefits depends upon the ability of the Company to generate income in future years. No provision or benefit for deferred income taxes was recognized in December 31, 1997 and June 30, 1998.

7.   RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
     -------------------------------------------

     The Operating Subsidiary guaranteed bank borrowings of a related company of CSH in an amount of Rmb56 million and Rmb37.6 million as of December 31, 1997 and June 30, 1998 respectively.

     CSH has undertaken to provide continuing financial support to the Company to the extent of CSH's interest in the Company for the period ending on December 31, 1998.

     The Company paid management fees of US$155,000 (Rmb1,288,000) and US$77,479 (Rmb 641,526) to CSH during 1997 and for the period ended 30 June 1998 for administrative services rendered to the Company by CSH.

     Amounts due to immediate holding company represented interest payable on Convertible Note B mentioned in Note 1.


8.   STOCK OPTIONS
     -------------

     The following tables summarize the movement of share options of the Company.

     During 1987 and 1988, the Company issued five-year Common Stock options in conjunction with its financing activities to various promissory note holders and other selected creditors. During 1989, the Company issued five and ten-year stock options in an additional financing and extension of debt.


       COMMON STOCK OPTIONS

                                                                1998          1997
                                                            ------------   ------------
           Shares under option as at January 1,                 150,000        150,000
           Issued                                                     -              -
           Expired                                                    -              -
                                                            ------------   ------------
           Shares under option as at June 30,                   150,000        150,000
                                                            ============   ============

           Average exercise price of outstanding options         $0.156         $0.156
                                                            ============   ============

           Exercisable at end of period                         150,000        150,000
                                                            ============   ============

9. OTHER SUPPLEMENTAL INFORMATION

a) The following items are included in the consolidated statements of operations:

                                                                     June 30,
                                                                       1997
                                                                 ---------------
                                                                        Rmb
       Business tax                                                         104



     As described in Note 3(a), as the financial position as well as the operation of Operating Subsidiary is excluded from the consolidation since January 1, 1998, the business tax become nil for the period ended June 30, 1998.

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

     As of June 30, 1998, the Company had the following subsidiaries:

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

     Pursuant to an agreement dated May 18, 1998 between China Construction Holdings Limited ("CCIG") and Hangzhou City Transportation Development Limited (the Chinese Partner), the Chinese Partner guarantees that CCIG will receive an annual profit of Rmb15,300,000 from January 1, 1998 through the expiration date of the joint venture. Any surplus over the guaranteed profit will belong to the Chinese Partner and any deficit will be made up by the Chinese Partner. Thus, the financial position as well as the results of operation of Hangzhou Toll Road are excluded from the consolidation since January 1, 1998.

     RESULTS OF OPERATION:
     SUMMARY FINANCIAL INFORMATION
     -----------------------------
                                                                  Six months
                                                                ended June 30,
                                                                --------------

                                                              1998         1997
                                                              ----         ----
                                                            Rmb'000      Rmb'000

         Toll revenue                                           0        20,493
         Guaranteed profit                                  7,650             0
         General and administrative expenses               (1,347)       (8,636)
         Interest income                                      381           527
         Interest expense                                 (11,197)       (6,878)
         Exchange (loss)/gain                                 104             7
         Net (loss)/income                                 (4,408)       (1,042)





TOLL REVENUE

     As guaranteed profit was recognized instead of share the result of Hangzhou Toll Road, toll revenue become nil for the period ended June 30, 1998.


GUARANTEED PROFIT

     Being guaranteed profit from Hangzhou City Transportation Development Limited for the period from January 1, 1998 to June 30, 1998 on the toll road.



GENERAL AND ADMINISTRATIVE EXPENSES

     During the six months ended June 30, 1998, general and administrative expenses decreased by 84.4% to Rmb1,347,000 from Rmb8,636,000 for the six months ended June 30, 1997. This is due to the fact that the general and administrative expenses of Hangzhou Toll Road were not consolidated for the period ended June 30, 1998.


INTEREST INCOME

     Interest income was mainly derived from the US$900,000 note receivable.


INTEREST EXPENSE

     As compared with last period, interest expense went up 62.79% to Rmb11.2 million. This is due to the fact that additional interest expense was incurred by the US$ 30 million convertible note.




NET LOSS

     During the six months ended June 30, 1998, net loss of the Company increased by 323% to a net loss of Rmb4,408,000 from a loss of Rmb1,042,000 for the six months ended June 30, 1997. This was a direct result of increases in interest expenses as mentioned above.


     LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1998, net cash used in operating activities and financing activities were approximately Rmb10.6 million and Rmb1.4 million, resulting in a net decrease in cash and cash equivalents of approximately Rmb12 million for the six months ended June 30, 1998.

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


                                             REGAL INTERNATIONAL INC.
                                                    (Registrant)



     Date: August 20, 1998                  /s/ Mico Chung
                                            --------------------------
                                            Mico Chung, President



     Date: August 20, 1998                  /s/ Jack Law
                                            --------------------------
                                            Jack Law, Chief Financial Officer