Form 10QSB
period 1998-09-30
REGAL INTERNATIONAL INC
filed 1998-11-17
CIK 357434

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

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


                           52/F, Bank of China Tower,
                                No.1 Garden Road,
                               Central, Hong Kong.
                    (Address of principal executive offices)

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

                                 Yes X No _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : October 31, 1998, 81,806,198 shares.

Transitional Small Business Disclosure Format (check one) :
                                 Yes ____ No X

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION
                                                                          PAGE
                                                                         ------
    ITEM 1 - FINANCIAL STATEMENTS

         Consolidated Statements of Operations
         for the nine months and three months ended September 30, 1998
         and 1997 (Unaudited)                                                3

         Consolidated Balance Sheets at September 30, 1998 (Unaudited)
         and December 31, 1997                                               4

         Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1998
         and 1997 (Unaudited)                                                5

         Notes to Consolidated Financial Statements                       6-14

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION                                        15-18


PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS                                              19

    ITEM 2 - CHANGE IN SECURITIES                                           19

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                19

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS                                            19

    ITEM 5 - OTHER INFORMATION                                              18

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               18



                               REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                               ------------------------------------------
                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                        -------------------------------------------------------
                     NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                  (Amounts in thousands, except number of shares and per share data )



                                                           Nine Months                            Three Months
                                                        Ended September 30                     Ended September 30
                                             ------------------------------------------   ---------------------------
                                                 1998           1998          1997           1998            1997
                                             ------------   ------------   ------------   ------------   ------------
                                                 US$             Rmb           Rmb            Rmb             Rmb
Toll revenue                                           0              0         29,564              0          9,071

Guaranteed profit                                  1,386         11,475              0          3,825              0

General and administrative expenses                 (274)        (2,266)       (24,242)          (919)        (9,255)

Interest income                                       58            480              0             99              0

Interest expense                                  (2,034)       (16,839)             0         (5,642)             0

Exchange (loss)/gain                                  13            108             (1)             4             (8)
                                             ------------   ------------   ------------   ------------   ------------
      (LOSS)/INCOME FROM CONTINUING
        OPERATIONS BEFORE INCOME
        TAXES AND MINORITY INTEREST                 (850)        (7,042)         5,321         (2,633)          (192)
Provision for income taxes                             -              -              -              -              -
                                             ------------   ------------   ------------   ------------   ------------
      (LOSS)/INCOME FROM CONTINUING
        OPERATIONS BEFORE MINORITY
        INTEREST                                    (850)        (7,042)         5,321         (2,633)          (192)
Minority interests                                     0              0         (9,438)             0         (2,883)
                                             ------------   ------------   ------------   ------------   ------------

      NET LOSS                                      (850)        (7,042)        (4,117)        (2,633)        (3,075)
                                             ============   ============   ============   ============   ============

Loss per common share (Basic):
      - from continuing operations                 (0.01)         (0.09)         (0.05)         (0.03)         (0.04)
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
                                             ============   ============   ============   ============   ============


Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on September 30, 1998 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30, 1998 or at any other certain rate.


The accompanying notes are an integral part of these consolidated statements of income.


                                  REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                                  ------------------------------------------
                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                     -------------------------------------
                                   AS OF SEPTEMBER 30, 1998 (UNAUDITED) AND
                                      AS OF DECEMBER 31, 1997 (AUDITED)
                        (Amounts in thousands, except number of shares and per share data)

                                                             September        September        December
                                                             30, 1998         30, 1998         31, 1997
                                                           -------------    -------------    -------------
                                                               US$              Rmb               Rmb
ASSETS
------

CURRENT ASSETS
       Cash and cash equivalents                                    756            6,256           19,875
       Prepayments and deferred expenses                              0                0            1,286
       Other receivables and other current assets                 2,774           22,970           12,191
                                                           -------------    -------------    -------------

TOTAL CURRENT ASSETS                                              3,530           29,226           33,352

Investment in subsidiary not consolidated                        17,952          148,641                0
Prepayments for construction-in-progress                              0                2              830
Property, plant and equipment, net                                    0                0          760,354
                                                           -------------    -------------    -------------

Total assets                                                     21,482          177,869          794,536
                                                           =============    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
       Long-term bank loans - current portion                         0                0           20,000
       Accounts payable                                               0                0           24,223
       Accrued expenses and other payables                        3,304           27,356           31,240
       Taxes other than income                                        0                0              145
       Due to immediate holding company                             172            1,424            1,212
       Due to related company                                         8               66               38
                                                           -------------    -------------    -------------

TOTAL CURRENT LIABILITIES                                         3,484           28,846           76,858
                                                           -------------    -------------    -------------

Long-term loans                                                       0                0          342,799
Convertible note payable                                         30,145          249,600          249,600
Due to Chinese joint venture partner                                  0                0           72,376
Due to China Strategic Holdings Ltd.                                  0                             3,600
Minority interests                                                    0                0          142,838

SHAREHOLDERS' EQUITY:
Common stock                                                        822            6,806            6,806
Additional paid-in capital                                        1,905           15,773           15,773
Accumulated deficit                                             (14,874)        (123,156)        (116,114)
                                                           -------------    -------------    -------------

TOTAL SHAREHOLDERS' EQUITY                                      (12,147)        (100,577)         (93,535)
                                                           -------------    -------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       21,482          177,869          794,536
                                                           =============    =============    =============


Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on September 30, 1998 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30, 1998 or at any other certain rate.

The accompanying notes are an integral part of these consolidated balance sheets.


                                      REGAL INTERNATIONAL, INC. AND SUBSIDIARIES
                                      ------------------------------------------
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             -----------------------------------------------------------
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                (Amounts in thousands)

                                                                        1998              1998               1997
                                                                    --------------    --------------    --------------
                                                                         US$               Rmb               Rmb
                                                                           (c)
Cash flows from operating activities:
         Net Loss
                Loss from continuing operations                              (850)           (7,042)           (1,042)
         Adjustments to reconcile net loss to
         net cash used in operations:
                Minority interests                                              0                 0             6,555
                Depreciation and amortization                                   0                 0             2,424
         Decrease (Increase) in assets:
                Prepayments and deferred expenses                               0                 0            (1,107)
                Other receivables and other current assets                 (1,354)          (11,210)            1,008
         (Decrease) Increase in liabilities:
                Accounts payable                                                0                 0             5,982
                Accrued expenses and other payables                         2,019            16,715           (47,143)
                Taxes other than income                                         0                 0                (8)
                                                                    --------------    --------------    --------------

Net cash used in operating activities                                        (186)           (1,537)          (33,331)
                                                                    --------------    --------------    --------------

Cash flows from investing activities
         Prepayments for construction-in-progress                               0                 0             7,207
         Acquisition of property, plant and equipment                           0                 0           (48,716)
                                                                    --------------    --------------    --------------

Net cash used in investing activities                                           0                 0           (41,509)
                                                                    --------------    --------------    --------------

Cash flows from financing activities:
         Proceeds of bank loans                                                 0                 0            65,436
         Due to related companies                                               3                28               -
         Due to Chinese joint venture partner                                   0                 0               563
         Due to China Strategic Holdings Limited                             (263)           (2,175)             (105)
                                                                    --------------    --------------    --------------

Net cash (used) provided by financing activities                             (259)           (2,147)           65,894
                                                                    --------------    --------------    --------------

Net decrease in cash and cash equivalents                                    (445)           (3,684)           (8,946)
Cash and cash equivalents, at beginning of period                           1,200             9,940            21,443
                                                                    --------------    --------------    --------------
Cash and cash equivalents, at end of period                                   756             6,256            12,497
                                                                    ==============    ==============    ==============


Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the Bank of China on September 30, 1998 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30, 1998 or at any other certain rate.

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

     As of September 30, 1998, the Company had the following subsidiaries:

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

     The transfer of CSH's equity interests in CCIG to Westronix and the transfer of CSH's equity interests in Westronix to Regal were accounted for as reorganizations of companies under common control, similar to a pooling of interests. The accompanying consolidated financial statements of the Company have been restated to present the transfers of CSH's interests in CCIG to Westronix and in Westronix to Regal as if they had occurred on the date of formation of the Operating Subsidiary, June 23, 1993. The acquisition of the Operating Subsidiary was financed by advances from CSH. In 1996, the advances payable to CSH amounted to Rmb 96,419,000 in relation to the above acquisition was capitalized and treated as an increase in additional paid-in capital. In addition, due to the specific requirements of the U.S. GAAP for transfers of assets between entities under common control, the difference of Rmb147.6 million between the historical cost of the investment of CSH in Hangzhou toll road and the Company's acquisition cost was treated as a deemed dividend paid to CSH in 1993. This has resulted in the Company recording total shareholders' deficit of RMB93,535,000 and RMB99,716,000 as at December 31, 1997 and September 30, 1998 respectively. CSH has committed to provide continuing financial support to the Company to the extent of CSH's interest in the Company for a period ending on December 31, 1998.

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

     c.  Cash and Cash Equivalents
         -------------------------

         Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash and cash equivalents included United States Dollar deposits of US$1,200,000 (Rmb9,937,000) as of December 31, 1997.

     d.  Investment in subsidiary unconsolidated
         ---------------------------------------

         Investment in subsidiary unconsolidated is stated at the cost of acquisition by CCIG, plus its share of the cumulative profits and losses of Hangzhou Toll Road up to December 31, 1997.

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

         The official exchange rates, unified exchange rates and Shanghai swap center rates as of December 31, 1996 and 1997 and September 30, 1998 were as follows :


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

     h.  Loss per common share
         ---------------------

         The calculation of basic loss per common share is based on the weighted average number of common shares outstanding during the period ended September 30, 1997 and 1998. The calculation of fully diluted loss per common share is not shown as it is not considered meaningful.

         The number of shares used in the computation was as follows:

                                                 1997                  1998
                                              ----------            ----------
              Basic EPS computation           81,806,198            81,806,198
              Fully diluted EPS computation   81,806,198            81,806,198



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

         The carrying amounts of cash and cash equivalents and long-term debt are reasonable estimates of their fair value. The interest rates on the Company's long-term debt approximate that which would have been available at September 30, 1998 for debt of similar remaining maturity.

4.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

                                          December 31,
                                              1997
                                          ------------


                                              Rmb'000

         Road and bridges                     763,053
         Buildings                              2,033
         Machinery and equipment                3,998
         Motor vehicles                         3,328
         Furniture, fixtures and office            59
          equipment
         Safety equipment                       4,129
         Construction-in-progress               4,520
         Less : Accumulated depreciation      (30,766)
                                          ------------
                  Net book value              760,354
                                          ============


         As described in Note 3(a), as the financial position of Operating Subsidiary is excluded from the consolidation since January 1, 1998, the property, plant and machinery become nil as at period ended September 30, 1998.

5.   LONG-TERM BANK LOANS
     --------------------

     Long-term bank loans, all of which are unsecured, bear average interest rates of approximately 14.25% as of December 31, 1997 are repayable as follows:

                                          December 31,
                                             1997
                                          ------------
                                              Rmb'000
         1998                                  20,000
         1999                                 104,500
         2000                                 100,000
         2001                                  82,936
         2002                                  49,863
         2003                                   5,500
                                          ------------
                                              362,799
                                          ============




     All the long-term bank loans are denominated in Renminbi. Loans amounting to Rmb347.799 million as of December 31, 1997 are guaranteed by a related company.

     As described in Note 3(a), as the financial position of Operating Subsidiary is excluded from the consolidation since January 1, 1998, the long-term bank loans become nil as at period ended September 30, 1998.

6.   PROVISION FOR INCOME TAXES
     --------------------------


     The reconciliation of the effective income tax rate based on income before provision for income taxes and minority interests stated in the consolidated statements of operation to the statutory income tax rate in Hong Kong, the British Virgin Islands, and the U.S. is as follows:





                                                    September 30,            December 31,
                                                        1998                    1997
                                                    -------------            ------------

         Weighted average statutory tax rate               33.0%                   33.0%
         Effect of tax holiday                            (33.0%)                 (33.0%)
                                                    -------------            ------------
         Effective tax rate                                   -                       -
                                                    =============            ============

         Provision for income taxes consists of:

                                                    September 30,            December 31,
                                                        1998                    1997
                                                    -------------            -------------
                                                         Rmb'000                  Rmb'000

         Current                                               -                        -
         Deferred                                          6,704                    8,765
         Adjustment of valuation allowance                (6,704)                  (8,765)
                                                    -------------            -------------
                                                               -                        -
                                                    =============            =============



     The valuation allowance refers to the portion of the deferred tax assets that are not currently realizable. The realization of these benefits depends upon the ability of the Company to generate income in future years. No provision or benefit for deferred income taxes was recognized in December 31, 1997 and September 30, 1998.

7.   RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
     -------------------------------------------

     The Operating Subsidiary guaranteed bank borrowings of a related company of CSH in an amount of Rmb56 million and Rmb64,526 as of December 31, 1997 and September 30, 1998 respectively. CSH has undertaken to provide continuing financial support to the Company to the extent of CSH's interest in the Company for the period ending on December 31, 1998.

     The Company paid management fees of US$155,000 (Rmb1,288,000) and US$116,194 (Rmb 968,582) to CSH during 1997 and for the period ended 30 September 1998 for administrative services rendered to the Company by CSH.

     Amounts due to immediate holding company represented interest payable on Convertible Note B mentioned in Note 1.


8.   OTHER RECEIVABLES AND OTHER CURRENT ASSETS
     ------------------------------------------

     Other receivable and other current assets included RMB11,475,000 guaranteed profit receivable from china partner of Hangzhou Toll Road for the period from 1 January 1998 to 30 September 1998.

9.   STOCK OPTIONS
     -------------

     The following tables summarize the movement of share options of the Company.

     During 1987 and 1988, the Company issued five-year Common Stock options in conjunction with its financing activities to various promissory note holders and other selected creditors. During 1989, the Company issued five and ten-year stock options in an additional financing and extension of debt.

           COMMON STOCK OPTIONS
           --------------------

                                                                      1998          1997
                                                                   ---------     ---------

           Shares under option as at January 1,                      150,000       150,000
           Issued                                                          -             -
           Expired                                                         -             -
                                                                   =========     =========
           Shares under option as at September 30,                   150,000       150,000
                                                                   =========     =========

           Average exercise price of outstanding options           $  0.156      $  0.156
                                                                   =========     =========

           Exercisable at end of period                              150,000       150,000
                                                                   =========     =========



10.  OTHER SUPPLEMENTAL INFORMATION

     a) The following items are included in the consolidated statements of operations:

                                          September 30,
                                              1997
                                          -------------
                                               Rmb
         Business tax                          104



     As described in Note 3(a), as the financial position as well as the operation of Operating Subsidiary is excluded from the consolidation since January 1, 1998, the business tax become nil for the period ended September 30, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD - LOOKING STATEMENTS

     ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD-LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD - LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

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

     As of September 30, 1998, the Company had the following subsidiaries:

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


     RESULTS OF OPERATION:
     SUMMARY FINANCIAL INFORMATION
     -----------------------------

                                                          Nine months
                                                      Ended September 30,
                                                   ------------------------
                                                     1998            1997
                                                   --------        --------
                                                   Rmb'000         Rmb'000
         Toll revenue                                    0          29,564
         Guaranteed profit                          11,475               0
         General and administrative expenses        (2,266)        (24,242)
         Interest income                               480               0
         Interest expense                          (16,839)              0
         Exchange (loss)/gain                          108              (1)
         Net (loss)/income                          (7,042)         (4,117)



TOLL REVENUE

     As guaranteed profit was recognized instead of share the result of Hangzhou Toll Road, toll revenue become nil for the period ended September 30, 1998.


GUARANTEED PROFIT

     Being guaranteed profit from Hangzhou City Transportation Development Limited for the period from January 1, 1998 to September 30, 1998 on the toll road.



GENERAL AND ADMINISTRATIVE EXPENSES

     During the nine months ended September 30, 1998, general and administrative expenses decreased by 90.7% to Rmb2,266,000 from Rmb24,242,000 for the Nine months ended September 30, 1997. This is due to the fact that the general and administrative expenses of Hangzhou Toll Road were not consolidated for the period ended September 30, 1998.


INTEREST INCOME

     Interest income was mainly derived from the US$900,000 note receivable.

INTEREST EXPENSE

     As compared with last period, interest expense went up 100% to Rmb16.8 million. This is due to the fact that additional interest expense was incurred by the US$ 30 million convertible note.


NET LOSS

     During the nine months ended September 30, 1998, net loss of the Company increased by 71% to a net loss of Rm7,042,000 from a net loss of Rmb4,117,000 for the nine months ended September 30, 1997. This was a direct result of increases in interest expenses as mentioned above.


     LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1998, net cash used in operating activities and financing activities were approximately Rmb1.537 million and Rmb2.147 million, resulting in a net decrease in cash and cash equivalents of approximately Rmb3.684 million for the nine months ended September 30, 1998.

INFLATION RISK

     The annual inflation rate in Hong Kong was approximately 8.2% and 6% in 1996 and 1997, respectively. The annual inflation rate in the PRC was approximately 6.3% and 0.8% in 1996 and 1997, respectively. The Company does not consider that inflation in Hong Kong or the PRC has had a material impact on its results of operations in recent years. No assurance can be given that inflation in Hong Kong or the PRC will not have a material adverse effect on the business, financial condition and results of operations of the Company in the future.


THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Based on a recent internal assessment, the Company does not anticipate that the cost of any needed modifications will have a material effect on results of operations.

PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS

             NONE

    ITEM 2 - CHANGES IN SECURITIES

             NONE

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

             NONE

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             NONE

    ITEM 5 - OTHER INFORMATION

             NONE

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 The Company did not file reports on FORM 8-K during the quarter ending September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            REGAL INTERNATIONAL INC.
                                            (Registrant)



     Date:                                  /s/ Mico Chung
          -------------------               ----------------------------------
                                            Mico Chung, President



     Date:                                  /s/ Jack Law
          -------------------               ----------------------------------
                                            Jack Law, Chief Financial Officer