Form 10KSB
period 1998-12-31
REGAL INTERNATIONAL INC
filed 1999-04-16
CIK 357434

                                    FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


                         Commission file number: 1-8334

                            ASIA RESOURCES HOLDINGS LTD
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

                               Title of each class
                            -------------------------
                          Common Stock, $0.01 par value

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past 90 days.

                              yes [x]    no [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Revenues for the year ended December 31, 1998 were $6,548,000. The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on April 9, 1999 was $814,173. The aggregate market value was computed by reference to the average bid and asked prices for the Common Stock on April 9, 1999. Solely for the purposes of this response, executive officers and directors are considered the affiliates of the Company at that date.

As of April 9, 1999, 597,132 common shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I.

ITEM 1 - DESCRIPTION OF BUSINESS
- ---------------------------------

BUSINESS DEVELOPMENT

A.  General
    -------

In September, 1996, Asia Resources Holdings Limited, previously known as Regal International, Inc. (the "Registrant" or the "Company"), which term shall include, when the context so requires, its subsidiaries, completed a series of transactions which resulted in the Registrant's acquisition of a new business and disposition of its existing business assets and liabilities. The information set herein discloses information required by Form 10-KSB with respect to business of the Registrant after the sale of the existing business in 1996 and acquisition of the new assets.

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

On October 27, 1998, the stockholders of the Registrant held a Special Meeting at which the stockholders approved (1) the ratification of the acquisition of Westronix Limited by the Company; (2) the increase the authorized number of shares of common stock up to 1,100,000,000 shares, of par value $0.01 per share;
(3) a 138-for-1 reverse split of the Company's Common Stock; (4) the adoption of the restated and amended Bylaws of the Company; (5) the change of the Company's name from "Regal International, Inc." to "Asia Resources Holdings Limited"; and
(6) the 1997 Incentive Stock Option Plan.

The Registrant effected a 1-for-138 reverse stock split of its Common Stock on February 19, 1999 which resulted in approximately 597,132 shares outstanding. The Registrant filed the Amendment to its Certificate of Incorporation changing its name and increasing its capital stock to 1,100,000,000 on February 8, 1999.

C.  Background of Recent Transactions
    ---------------------------------

On February 8, 1996, The Registrant acquired all the issued and outstanding shares of Capital Stock of Acewin Profits Limited, a British Virgin Islands corporation ("Acewin"), from China Strategic Holdings Limited, a Hong Kong company ("CSH") listed on The Stock Exchange of Hong Kong Limited. Acewin's sole asset is all the issued and outstanding shares of China Machine (Holdings) Limited, a Hong Kong company ("CMHL"). CMHL's sole asset is a 55% joint venture equity interest in Wuxi CSI Vibration Isolator Co., Ltd , a Sino-foreign joint venture incorporated in the People's Republic of China ("China") and established in September 1993.

The consideration paid by the Registrant for the Acewin Stock was $13.5 million. Said purchase price was paid by the Registrant's delivery of its Convertible Note (the "Convertible Note") to Horler Holdings Limited ("Horler"), a wholly owned subsidiary of CSH in BVI, bearing interest at the rate of nine percent (9%) per annum after an initial six (6) month interest-free period. Interest on the Convertible Note was payable on an annual basis, with all principal being due and payable on January 31, 1999. The principal and any unpaid interest owing on the Convertible Note were convertible into shares of the Common Stock, $0.01 par value, of the Registrant ("Common Stock") at a conversion price of $0.0302 per share. The Convertible Note was secured by a Pledge Agreement granting CSH a security interest in the Acewin Stock. The Convertible Note was fully repaid upon the sale of Acewin Stock in 1996, as described below.

Immediately following the acquisition of the Acewin Stock and as a condition thereto, the Registrant sold and transferred the existing operating assets and real property of the Registrant to a newly formed corporation, Regal (New) International, Inc. ("New Regal") in exchange for New Regal's assumption of all liabilities of the Registrant, other than the Convertible Note, and $2.5 million, all in accordance with the terms and conditions of a certain Asset Purchase Agreement, dated as of February 8, 1996, by and between the Registrant and New Regal.

The $2.5 million purchase price was paid as follows: $800,000 in cash and the balance by delivery of two (2) Promissory Notes, one in the principal amount of $900,000 (the "$900,000 Note") and the second in the principal amount of $800,000 (the "$800,000 Note"). The $900,000 Note bears interest at 9% per annum and is payable in sixty (60) equal monthly installments of principal and interest. The $800,000 Note bears no interest and is due and payable in one installment on February 1, 2001. New Regal's obligations under the $900,000 Note and the $800,000 Note are secured by a pledge of all of the issued and outstanding shares of capital stock of New Regal. All the issued and outstanding shares of New Regal were owned by Harlequin Investment Holdings Limited ("Harlequin"). Harlequin was at the time of this transaction the beneficial owner of approximately fifty-five percent (55%) of then currently outstanding shares of the Registrant's Common Stock. Subsequent to this transaction, Harlequin reduced its beneficial ownership of the Registrant to less than one percent.

Pursuant to a Deed of Variation dated July 27, 1998 among the Company, New Regal and Harlequin, Harlequin agreed and undertook to assume all the obligations and liabilities of New Regal under the $800,000 Note in consideration of the Company's agreement to release New Regal from all obligation relating to the $800,000 Note. All other terms of the $800,000 remain unchanged.

During 1998, New Regal re-negotiated the terms of the $900,000 Note with the Company and a revised payment schedule was reached. Under the revised payment schedule, the payment of several monthly installments by New Regal in 1998 and 1999 was suspended and the outstanding principal balance was revised to be settled by sixty equal monthly installments commencing March 1999. The $900,000 Note continues to bear interest at 9% per annum during the period of payment suspension in 1998 and 1999 and thereafter. See Item 11 - "Security Ownership of Certain Beneficial Owners" and Item 12 - "Certain Relationships and Related Transactions."

In connection with the above-described transactions, Janak Desai, Nils Ollquist and Garish Sharma resigned as directors of the Registrant, and Oei Hong Leong, the Chairman of CSH, Chung Cho Yee Mico, and Ma Wai Man Catherine were elected to fill the vacancies created by such resignations.

On March 8, 1996, Horler purchased 40,500,000 shares of common stock representing 49.51% of the then issued and outstanding share capital of the Company from a major shareholder of the Company for $1,223,000, thus becoming its major shareholder.

On September 11, 1996, the Registrant disposed of all the issued and outstanding shares of Acewin to BTR China Holdings B.V., a Netherlands company (the "Purchaser") pursuant to the terms of the Agreement relating to the sale and purchase of the entire issued share capital of Acewin (the "Agreement") entered into on September 11, 1996. Acewin's sole asset was a 100% equity interest in, China Machine Holdings Limited, a Hong Kong company, which owned 55% joint venture interest in Wuxi CSI Vibration Isolator Co., Ltd. ("Wuxi"), a Sino-foreign joint venture established in September, 1993.

The consideration paid by the Purchaser consisted of $13,950,000 (the "Purchase Price"). The major portion of the proceeds were then used to repay the $13,500,000 Convertible Note payable to Horler , which was issued by the Registrant in connection with the acquisition of Wuxi in February of 1996.

The Board of Directors of the Registrant determined that disposal of Wuxi was in the best interest of the Registrant and was advantageous to the Registrant's plans to concentrate the resources of the Registrant in infrastructure projects in China in connection with the Registrant's acquisition of Westronix.

On September 10, 1996, the Registrant acquired all the issued and outstanding shares of Westronix Limited, a British Virgin Islands corporation ("Westronix"), from CSH pursuant to the terms of an Acquisition Agreement entered into on September 10, 1996. Westronix's sole asset is a 100% equity interest in China Construction Holdings Limited, a Hong Kong company ("China Construction") which owns 51% joint venture interest in Hangzhou Zhongche Huantong Development Co., Ltd. ("HZHD"), a Sino-foreign joint venture established in Hangzhou, Zhejiang Province, the People's Republic of China ("China") on June 23, 1993. The consideration paid by the Registrant is a $30 million Convertible Note bearing interest at the rate of nine percent (9%) per annum after an initial six (6) month interest-free period (the "$30 million Note").

The interest on $30 million Note is payable only on an annual basis, with all principal being due and payable on September 10, 1999. The principal and any unpaid interest due on the Note are convertible into shares of Common Stock, $0.01 par value, of the Registrant ("Common Stock") at a conversion price of $0.0302 per share. On February 19, 1999, the conversion price was adjusted to US$4.1676 per share after the Company effected a 1-for-138 reverse stock split of common stock. The consideration for the acquisition of Westronix was deemed fair pursuant to the fairness report issued by the independent third party engaged by the Registrant. CSH from whom the Registrant acquired HZHD, is an affiliate of the Registrant and the major shareholder of the Registrant's common stock. Three directors of the Registrant are also the directors of CSH.

On April 14, 1998, Horler agreed to reduce the interest rate of the $30 million Note from 9% to 5% per annum for the year ended December 31, 1997. Horler agreed that after December 31, 1998, no principal repayment of the $30 million Note would be demanded until the Company is financially capable of doing so. The $30 million Note continues to bear interest at 9% per annum from January 1, 1998.

Pursuant to a supplementary shareholders' agreement (the"Guaranteed Distribution Agreement") dated May 18, 1998 between China Construction and the Chinese joint venture partner of Hangzhou Huantong (the "Chinese Partner"), the Chinese Partner agreed to pay China Construction a fixed annual income of Rmb15,300,000 (the "Guaranteed Distribution") from January 1, 1998 through the expiration of the joint venture period of Hangzhou Huantong. Any surplus income generated from the Hangzhou Huantong in excess of the amount of the guaranteed Distribution would belong to the Chinese Partner and any shortfall would be made up by the Chinese Partner. In addition, as part of the Guaranteed Distribution Agreement, an amount of Rmb178,500,000 would be paid to China Construction upon the expiration of the joint venture period of Hangzhou Huantong and the assets of the joint venture would be surrendered to the Chinese Partner at no further consideration. This Guaranteed Distribution Agreement is subject to approvals by the authorities which originally approved the set up of the joint venture.

To date, the approvals from the relevant government authorities have not been obtained despite efforts by the management of the joint venture and the Registrant. The Board of Directors of the Registrant is of the view that the necessary approvals may not be obtained and the agreement cannot effectuated without such approvals. Accordingly, the Registrant has continued to consolidate Hangzhou Toll Road for the year ended December 31, 1998 and has not affected the Guaranteed Distribution Agreement in the account.

As of December 31, 1998, the Company had the following subsidiaries:

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

                         ASIA RESOURCES HOLDINGS LIMITED
                            ORGANIZATION CHART

             --------------------------------------
             |  Asia Resources Holdings Ltd       |
             |        (Delaware)                  |
             --------------------------------------
                          |      100%
                          |
             -------------------------------
             |  Westronix Limited          |
             |          (BVI)              |
             -------------------------------
                          |      100%
                          |
             -------------------------------
             |   China Construction        |
             |   Holdings Limited          |
             |   (Hong Kong)               |
             -------------------------------
                          |
                          |      51%
             -------------------------------------
             |   Hangzhou Zhongche               |
             |   Huantong Development Co.        |
             |   Ltd. (PRC)                      |
             -------------------------------------


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

The Hangzhou Ring Road was approved as a priority project by the Hangzhou Municipal Planning Committee in 1992. HZHD has registered capital of RMB200 million and total investment of RMB600 million. China party contributed RMB98 million by injecting the existing Class 2 toll road, and CCHL contributed RMB102 million in cash. The principal asset of HZHD is its 100% interest in the Hangzhou Ring Road, a three-section toll road surrounding the city of Hangzhou.

The toll road is 38.2 km long and its comprises of:

- -13.2 km of existing Class 2 wide single carriageway linking Jichang (Airport) Road to Xiangfuqiao. The traffic capacity is estimated at about 20,000 vehicles per day (two way flow).

- -25.0 km of Class 1 (6km of four-lane wide single carriageway with slow lanes and 19km of dual two-lanes with hard shoulders for emergency) including 21 bridges and three grade-separated junctions. The implementation of this section of the toll road consists of two phases: Northwest section (Xiangfuqiao to Liuxai, 13.7 km) which was completed in December, 1996 and West section (Liuxai to Lingjiaqiao, 11.3 km), was completed in December, 1997. This section encompasses extensive bridge works including:

*  river crossing bridges
*  bridges for road interchanges
*  underpasses and underground crossings for pedestrians and vehicles

The section of the road from Jichang Road to Xiangfuqiao is now in operation and has been generating revenues from toll collection from the toll plazas at Xiangfuqiao. The section from Xiangfuqiao to Liuxai was completed in 1996 and obtained approval from the government to collect tolls. The section from Liuxai to Lingjiaqiao was completed in December, 1997 and also obtained approval from the government to collect tolls commencing in June 1998.

The Company is currently in a process of installing an electronic surveillance systems along with utilizing computerized toll collection systems in toll plazas.

Overview of Transportation Infrastructure in China
--------------------------------------------------

History

The earliest highway appeared in China at the beginning of this century. Up to the founding of China in 1949, the country had merely 75,000 kilometers of highways, most of them cobblestone roads. During the second half of the century, however, highway construction in China experienced rapid development. By the end of 1995, total highway mileage had reached 1.14 million kilometers. So far, highways have extended to all countries throughout the country, and 98 percent of China's townships and 80 percent of villages have bus service.

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

Raw Materials
-------------

The raw materials utilized by the Company in construction of the Hangzhou Ring Road consist mainly of cement, gravel and steel rebar. The third and final section of the Hangzhou Ring Road is being built by a general construction firm hired by the Company. The general contractor is responsible for procuring all raw materials necessary for completion of the project, and has not experienced shortages of any raw materials.

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

Although in the past few years the steel industry has grown rapidly with an annual average increase in production of around 16%, domestic supply is still far from meeting demand. Therefore China must continue to import a certain amount of steel from foreign sources. During periods when importation is permitted the steel products producers in China generally experience decreased sales, as currently the Chinese steel industry cannot compete with producers of imported steel products with respect to price and, in some cases, quality.

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

The Company is also facing competition from the Hangzhou section of the Shanghai
- - Ningbo Expressway, which was opened in 1996. The diversion of traffic from the Hangzhou Ring Road resulted in reduction of traffic volume from 5.2 million vehicles in 1996 to 4.3 million vehicles in 1997.

The traffic volume was increased from 4.3 million vehicles in 1997 to 5.37 million vehicles in 1998. The increase in traffic volume was mainly due to the final phases of the toll road were completed and in operation in 1998.

The Company believes that, despite competition, the need of China for further transportation infrastructure projects will continue to provide opportunities for the Company to participate in that will yield a satisfactory return.

Research and Development
------------------------

The Company did not engage in any research and development activities with respect to its infrastructure project in fiscal 1998.

Distributions From HZHD
-----------------------

Applicable Chinese laws and regulations require that, before a Sino- foreign equity joint venture enterprise (such as each Operating Subsidiary) distributes profits to investors, it must: (1) satisfy all tax liabilities; (2) provide for losses in previous years; and (3) make allocations, in proportions determined at the sole discretion of the Board of Directors, to a general reserve fund, an enterprise expansion fund and a staff welfare and employee bonus fund. As of December 31, 1998, Hangzhou Toll Road had no available retained earnings for distribution.

Operating In China
------------------

ECONOMIC POLICIES. General economic conditions in China could have a significant impact on the Company's Hangzhou Ring Road project. The economy of China differs in certain material respects from that of the United States, including its structure, levels of development, capital reinvestment, growth rate, government involvement, resource allocation, rate of inflation and balance of payments position. Although the majority of China's productive assets are still owned by the state, the adoption of economic reform policies since 1978 has resulted in its gradual reduction in the role of state economic plans, allocation of resources, pricing and management of such assets. The economic reform policies have increased emphasis on the utilization of market forces and rapid growth of the Chinese economy. The success of the Company's infrastructure project depends in part on the continued economic growth of China.

INFLATION. The general inflation rate in China was approximately 6.3%, 0.8% and -2.6% per annum in 1996, 1997 and 1998 respectively. Accordingly, the Chinese government has taken steps to control inflation by means of credit restrictions and an increase in interest rates which, in turn, may lead to a slow down of the Chinese economy. In recent years, the Chinese economy has experienced periods of rapid economic growth as well as high rates of inflation, which in turn, has resulted in the adoption by the Chinese government from time to time of various corrective measures designated to regulate growth and contain inflation. Since 1993, the Chinese government has implemented an economic program to control inflation which has resulted in the tightening of credit available to Chinese state-owned enterprises.

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

The exchange rate between the Renminbi and the U.S. Dollar as quoted by the Bank of China ranged between Rmb 8.30 and Rmb 8.28 to $1.00 in 1998.

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

Taxation
--------

A Sino-foreign equity joint venture with a term of 10 years or more and engaged in infrastructure is exempt from state income tax for the first two years after it attains profitability, and for three years thereafter it is eligible for a 50% reduction in the state income tax. HZHD will be fully exempted from Chinese state unified income tax of 30% as well as the local income tax of 3% for two years starting from the first profit-making year followed by a 50% reduction of the Chinese state unified income tax for the next three years.

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

The government of Zhejiang Province approved a toll increase of 100% for the Hangzhou Ring Road, excluding the last part of the toll road completed in December 1997, effective from March 1, 1997. No change in toll rates was noted in 1998.

Compliance with Environmental Laws
----------------------------------

HZHD is not aware of any Chinese government environmental regulations which would have an adverse impact on the Company's operations.

ITEM 2 - DESCRIPTION OF PROPERTIES
----------------------------------

As of December 31, 1998, the Company had no office or facility for U.S. operations. The Company shares the office space at 52/F, Bank of China Tower, 1 Garden Road, Hong Kong and administrative support, with China Strategic Holdings Limited, a major shareholder of the Company ("CSH"). In fiscal 1998, the Company was charged $155,000 by CSH as a management fee for the use of the office space and staff support.

All land in the PRC is owned by the government. According to the PRC law, land may be leased (under land use rights) for certain periods of time to businesses. Therefore, the fact that the Hangzhou Toll Road does not have title but only a land use right is the norm in the PRC for businesses. While Chinese law expressly protects the status and rights of Sino-foreign joint venture enterprises, including their right to use land during the term of their respective joint venture contracts, the state reserves the right, in extreme and exceptional circumstances, to terminate the joint venture and provide compensation therefor. In such an event, a joint venture's right to use land would terminate and all facilities would revert to the state in exchange for just compensation. Although management sees little risk in not having title to the land use rights, no assurances can be given that such land use rights may be not be terminated by the government.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Neither the Registrant nor its subsidiaries are a party to any material pending legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
The Company held a Special Meeting of its stockholders on October 27, 1998, at which the following corporate actions were approved by the stockholders.

1. Ratification of the acquisition of Westronix Limited by the Company. - approved by 84.60% of the votes.
2. Amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock up to 1,100,000,000 shares, of par value $0.01 per share. - approved by 82.60% of the votes.
3.   Amendment the Company's Certificate of Incorporation (i) Article Fourth
     (D)(7), to provide that the Company may remove directors or adopt, repeal or amend bylaws by a meeting of the shareholders or a written consent by shareholders holding a majority of the voting shares; (ii) Article Fifth to provide that the number of directors shall not be less than three, and to remove the classification of the board of directors; (iii) Article Sixth to provide that the affirmative vote of the majority of voting shares is sufficient for the amendment or adoption of bylaws; (iv) Article Seventh to remove the requirement of 80% shareholders' vote for certain transactions and to provide that the affirmative vote of the majority of voting shares is sufficient to approve those certain transactions listed in Article Seventh; and Article Tenth to remove the requirement of 80% shareholders' vote to amend Article Fourth, Paragraph D(7) and (8), Article Fifth, Sixth, Seventh and Tenth, and to provide that the affirmative vote of the majority of voting shares is sufficient to approve amendments to those provisions of the Company's Certificate of Incorporation. - approved by 82.90% of the votes.
4. A 138 to 1 reverse split of the Company's Common Stock. - approved by 83.60% of the votes.
5. Adoption of the restated and amended Bylaws of the Company. - approved by 83.20% of the votes.
6. Change of the Company's name to "Asia Resources Holdings Limited". approved by 85.20% of the votes.
7. Adoption of the 1997 Incentive Stock Option Plan. - approved by 76.50% of the votes.

PART II.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

The Registrant's Common Stock was listed on the New York Exchange ("NYSE") (symbol : RGL) until December 7, 1994, at which time the NYSE suspended trading since the Registrant did not meet the continued listing requirements. On February 9, 1995, the Common Stock was removed from registration and listing on the NYSE. The Registrant's Common Stock began trading on the NASD Electronic Bulletin Board since August 1995. On February 8, 1999, the Company's name had been changed to Asia Resources Holdings Limited (symbol : ASIA). The following table sets forth the high and low prices of the Common Stock as reported in the consolidated transaction reporting system during the periods indicated :

Quarter Ended                                        High           Low*
-------------                                        ----           ----
March 31, 1997                                       0.01           0.01
June 30, 1997                                        0.01           0.01
September 30, 1997                                   0.01           0.01
December 31, 1997                                    0.05           0.01
March 31, 1998                                       0.03           0.01
June 30, 1998                                        0.03           0.01
September 30, 1998                                   0.02           0.01
December 31, 1998                                    0.02           0.01

*  The low price reflects the average of the bid and asked prices.

As of April 12, 1999, there were approximately 875 beneficial holders of record of the shares of the Registrant's Common Stock.

Dividend Policy
---------------

It is the current policy of the Board to retain earnings, if any, to provide funds for the Company's operations. The payment of dividends is at the discretion of the Board, and dividends may be paid only out of current earnings and profits or retained earnings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
-----------------------------------------------------------------------

SELECTED FINANCIAL DATA
-----------------------

The following table presents the selected financial information of the Registrant as of and for the years ended December 31, 1996, 1997 and 1998 assuming that the Registrant had owned the shares of Westronix Limited in 1995. The information was extracted from the audited consolidated financial statements of Asia Resources Holdings Ltd and subsidiaries prepared under US GAAP.

Summary of Financial Results - 1996, 1997 & 1998


Income Statement                            1996                1997                1998
----------------                            ----                ----                ----
                              (Amount in thousands)
                             RMB USD RMB USD RMB USD
                                        ---     ---         ---      ---       ---       ---

Toll revenue                         38,463   4,640      45,100    5,447    54,217     6,548
Income/(loss)  from continuing
 operations                           9,681   1,168     (11,237)  (1,357)  (43,358)   (5,236)
Net income/(loss)                    11,876   1,433     (11,237)  (1,357)  (43,358)   (5,236)


Balance Sheet                                1997                     1998
-------------                                ----                     ----

(Amount in thousands)                   RMB      USD              RMB      USD
                                        ---      ---              ---      ---
Current assets                       21,610    2,610           19,957    2,410
Total assets                        794,536   95,958          769,664   92,955
Current liabilities                  66,820    8,070           75,179    9,080
Long-term bank loans                342,799   41,400          344,526   41,609
Shareholders' equity                (93,535) (11,296)        (136,893) (16,533)

--------------------

(a) The U.S. dollar conversion translation amount have been translated using the unified exchange rate quoted by the Bank of China on December 31,1996, 1997 and 1998 of $1.00 =Rmb 8.29, $1.00 = Rmb 8.28 and $1.00 = Rmb 8.28 respectively. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at those rate on December 31, 1996, 1997 and 1998 or at any other certain rate.

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

As of December 31, 1998, the Company had the following subsidiaries

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

Results of Operation - 1998 compared to 1997
--------------------------------------------

Summary Financial Information
-----------------------------

(Rmb in thousands)                                   1997        1998     % change from prior year
                                                   ---------  ---------   ------------------------
Toll revenue                                         45,100     54,217             20.2%
General and administrative expenses                  32,951     45,547             38.2%
Interest income                                       1,036        806            (22.2%)
Interest expenses                                    23,735     72,137            203.9%
Exchange gain/(loss)                                    (16)     1,134            718.8%
Net income/(loss)                                   (11,237)   (43,359)           285.9%


Toll Revenue
------------

Toll revenue increased by 20.21% to Rmb54.2 million in 1998 from Rmb45.1 million in 1997. This was primarily attributable to an increase in traffic volume by 24.9% from 4.3 million vehicles in 1997 to 5.37 million vehicles in 1998. The increase in traffic volume was mainly due to the final phases of the toll road were completed and in operation in 1998.

General and Administrative Expenses
-----------------------------------

As compared with last year, general and administrative expenses increased by 38.23% to Rmb45,547,000 from Rmb32,951,000 for the year ended December 31, 1998. This is due to the fact that additional depreciation was provided in the Operating Subsidiary as the final phases of the toll road were completed and in operation.

Interest income
---------------
Interest income was mainly derived from bank deposits.

Interest expenses
-----------------

As compared with last period , interest expense went up 203.9% to Rmb72.1 million . This is due to the fact that additional interest expense was incurred by the US$30 million convertible note as the interest rate of the note was increased from 5% in 1997 to 9% in 1998. Also, as far as the Operating Subsidiary concerned, the interest expense increased significantly as interest expenses on bank loans and loan from Chinese joint venture partner to finance construction of the final phases of the toll road could no longer be capitalized for the year ended December 31, 1998.

Exchange Gain/(Loss)
--------------------

Exchange gain/(loss) represents the favourable/(unfavourable) exchange difference arising from remeasurement of reporting currencies of the different companies within the Company into Renminbi, which is the Company functional currency.

Net Income/(Loss)
----------------

Net loss of the Company increased by 285.9% to a net loss of Rmb43,358,000 from a net loss of Rmb11,237,000 for the year ended December 31, 1998. This was a direct result of increase in general and administrative expenses and interest expenses as mentioned above.

Liquidity and Capital Resources
-------------------------------

For the year ended December 31, 1998, net cash used in operating activities and investing activities were approximately Rmb57.4 million and Rmb4.1 million respectively. Net cash provided by financing activities amounted to Rmb59.4 million, resulting in a net decrease in cash and cash equivalents of approximately Rmb2.1 million for the year ended December 31, 1998.

Hongshou Toll Road guaranteed bank borrowings of CSH, a related company, in the amounts of Rmb 56 million and Rmb 93 million as of December 31, 1997 and December 31, 1998, respectively.

CSH undertook to provide continuing financial support to the Company to the extent of CSH's proportionate interest until December 31, 1999.

Effects of Inflation
--------------------

The general inflation rate in terms of the Retail Price Index in China was approximately 6.3%, 0.8% and 2.6% for 1996, 1997 and 1998 respectively. Management believes that inflation has not had significant impact on the Operating Subsidiary.

Contingency
-----------

Hangzhou Toll Road has obtained an approval from the local government to offset the toll profit collected from the first and second phases of the toll road against the construction-in-progress balances under PRC GAAP until the Projects were completed in 1998. Thus, the tax holiday has been deferred until the Projects are completed. As such, Hangzhou Toll Road reported zero net profits in its statutory financial statements starting from the commencement of operations in 1993 to 1997. The Company and Hanzhou Toll Road plans to record the net profits offset against the Projects during 1993 to 1997 as income in its financial statements prepared in accordance with PRC GAAP in the first two years after commencement of the tax holiday. However, this treatment is subject to the approval of the local tax bureau. Should such approval not be obtained from the local tax bureau, a tax liability amounting to approximately Rmb5 million and Rmb5.3 million for the years ended December 31, 1996 and 1997 respectively may arise. In the opinion of the directors, it is not probable that such a liability will arise. Hangzhou Toll Road reported losses in its statutory accounts for the year ended December 31, 1998 and accordingly, the tax holiday will not commence until its first profit making year.

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

To ensure that the Company`s computer system is able to cope with the Year 2000 issue, the management has assessed carefully the risks and uncertainties involved with this problem. Technical support from service provider and experts has been obtained and upgrading of our accounting software has been completed. According to the service provider, the upgraded version has been extensively tested for Year 2000 compliance as part of its rigorous testing procedures carries out before a product is released.

Unless unforeseeable situations appear, the Year 2000 issue will not pose any significant operational problems to the Company and the Company believes no significant expenses will be incurred for the Year 2000 compliance.

Results of Operation - 1997 compared to 1996
--------------------------------------------

Summary Financial Information
-----------------------------


(Rmb in thousands)                                   1996        1997     % change from prior year
                                                  ---------    --------   ------------------------
Toll revenue                                        38,463      45,100          17.3%
General and administrative expenses                 15,419      32,951         113.7%
Interest income                                        796       1,036          30.2%
Interest expenses                                    1,023      23,735       2,220.1%
Exchange gain/(loss)                                   350         (16)       (104.6%)
Net income/(loss)                                   11,876     (11,237)       (194.6%)


Toll Revenue
------------

Toll revenue increased 17.3% to Rmb 45.1 million in 1997 from Rmb 38.46 million in 1996. This was primarily attributable to an average increase of toll fees by approximately 41%, partially offset by a decrease in traffic flows. Competition from the Hangzhou section of the Shanghai - Ningbao Expressway, which was opened in 1997, resulted in reduction of traffic volume from 5.2 million vehicles in 1996 to 4.3 million vehicles in 1997. The management believes the impact of the Shanghai-Ningbo Expressway on traffic flow has already been reflected in 1996 and 1997 and that further decrease in traffic volume is unlikely. The final phase of the toll road had been completed at the end of 1997 and should start to generate revenues in the first half of 1998.

General and Administrative Expenses
-----------------------------------

As compared with last year, general and administrative expenses went up 113.7% to Rmb 33 million. This is due to the fact that additional depreciation of Rmb
14.77 million was provided in the Operating Subsidiary as the second phase of the toll road had been completed and used.

Interest income
---------------

Interest income arose mainly from the US$900,000 note receivable and bank deposits.

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

Net Income/(Loss)
-----------------

Net income fell 194.6% to net loss Rmb (11.2) million in 1997 from Rmb 11.9 million in 1996. This was attributable to the combined effect of the significant increase in depreciation expenses and interest expenses.

Liquidity and Capital Resources
-------------------------------

In 1997, net cash used by operating activities and investing activities was approximately Rmb 11.9 million and Rmb 157.3 million respectively. Net cash provided by financing activities amounted to Rmb 167.6 million, resulting in a net decrease in cash and cash equivalents of Rmb 1.6 million.

During the year, the Company incurred capital expenditures of Rmb 158.8 million which was financed through bank borrowings and loans from the Chinese joint venture partner amounting to Rmb 125 million and Rmb 31 million respectively.

CSH undertook to provide continuing financial support to the Company to the extent of CSH's proportionate interest until December 31, 1998. The joint venture has been able to independently ( and without CSH's involvement) procure financing for the construction of the Toll Road and has not required any additional funds from CSH. CSH provided guaranty for $5 million loans to the joint venture, however, CSH did not provide any other direct contributions.

Effects of Inflation
--------------------

The general inflation rate in terms of the Retail Price Index in China was approximately 14.8%,6.3% and 0.8% for 1995, 1996 and 1997 respectively. Management believes that inflation has not had significant impact on the Operating Subsidiary.

Results of Operation - 1996 compared to 1995
--------------------------------------------

Summary Financial Information
-----------------------------


(Rmb in thousands)                                   1995         1996     % change from prior year
                                                  ---------     ---------  ------------------------
Toll revenue                                        37,206        38,463          3.4%
General and administrative expenses                 10,516        15,646         48.8%
Exchange gain                                        1,101           350        (68.2%)
Net income                                          14,939        11,876        (20.5%)


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

Loss from discontinued operations represents the operating loss of Regal Bell and Rubber up to the date of disposal, which amounted to approximately Rmb972,000. Net income in 1996 included a net gain on disposal of investment of approximately Rmb3,730,000.

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

During the year, the Company incurred capital expenditures of Rmb 216.9 million, which was financed through bank borrowings and loans from the Chinese joint venture partner amounting to Rmb 140.0 million and Rmb 30.8 million respectively.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

                ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
               ==================================================

         (FORMERLY KNOWN AS REGAL INTERNATIONAL, INC. AND SUBSIDIARIES)



                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                        AS OF DECEMBER 31, 1997 AND 1998
                        --------------------------------

                         TOGETHER WITH AUDITORS' REPORTS
                         -------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF ASIA RESOURCES HOLDINGS LIMITED:



We have audited the accompanying consolidated balance sheets of Asia Resources Holdings Limited (formerly known as Regal International, Inc.) and its subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, cash flows and changes in shareholders' equity (deficit) for the years ended December 31, 1996, 1997 and 1998, expressed in Chinese Renminbi. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asia Resources Holdings Limited and its subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1996, 1997 and 1998, in conformity with generally accepted accounting principles in the United States of America.





Hong Kong,
April 15, 1999.

                ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

         (formerly known as Regal International, Inc. and Subsidiaries)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
              ----------------------------------------------------

  (Amounts in thousands, except number of shares and earnings (loss) per common share)


                                                                   Years ended December 31,
                                              --------------------------------------------------------------------
                                                   1996              1997                       1998
                                              --------------    --------------    --------------------------------
                                                    Rmb              Rmb                 RMB             US$

Toll revenue                                         38,463            45,100            54,217             6,548

General and administrative expenses                 (15,419)          (32,951)          (45,547)           (5,501)

Interest income                                         796             1,036               806                97

Interest expense                                     (1,023)          (23,735)          (72,137)           (8,712)

Exchange gains (losses), net                            350               (16)            1,134               138
                                              --------------    --------------    --------------    --------------
         INCOME (LOSS) FROM CONTINUING
           OPERATIONS BEFORE INCOME TAXES
           AND MINORITY INTERESTS                    23,167           (10,566)          (61,527)           (7,430)

Provision for income taxes                              -                 -                 -                 -
                                              --------------    --------------    --------------    --------------

         INCOME (LOSS) FROM CONTINUING
           OPERATIONS BEFORE MINORITY
           INTERESTS                                 23,167           (10,566)          (61,527)           (7,430)

Minority interests                                  (13,486)             (671)           18,169             2,194
                                              --------------    --------------    --------------    --------------

         INCOME (LOSS) FROM CONTINUING
           OPERATIONS                                 9,681           (11,237)          (43,358)           (5,236)

Net gain on disposal of investment                    3,730               -                 -                 -

Loss from discontinued operations                    (1,535)              -                 -                 -
                                              --------------    --------------    --------------    --------------

         NET INCOME (LOSS)                           11,876           (11,237)          (43,358)           (5,236)
                                              ==============    ==============    ==============    ==============

Basic earnings (loss) per common share:
    - from continuing operations                      16.21            (18.82)           (72.61)            (8.77)
    - from discontinued operations                     3.68               -                 -                 -
                                              --------------    --------------    --------------    --------------

                                                      19.89            (18.82)           (72.61)            (8.77)
                                              ==============    ==============    ==============    ==============








Diluted earnings (loss) per common share:
    - from continuing operations                       1.22            (18.82)           (72.61)            (8.77)
    - from discontinued operations                     0.28               -                 -                 -
                                              --------------    --------------    --------------    --------------

                                                       1.50            (18.82)           (72.61)            (8.77)
                                              ==============    ==============    ==============    ==============

Weighted average number of common shares
    outstanding                                     597,132           597,132           597,132           597,132
                                              ==============    ==============    ==============    ==============

Translation of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified rate of exchange quoted by the People's Bank of China on December 31, 1998 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on December 31, 1998 or at any other certain rate.

                ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

         (formerly known as Regal International, Inc. and Subsidiaries)

                        CONSOLIDATED BALANCE SHEETS AS OF
                        ---------------------------------

                           DECEMBER 31, 1997 AND 1998
                           --------------------------

       (Amounts in thousands, except number of shares and per share data)


                                                                             Years ended December 31,
                                                                --------------------------------------------------
                                                                     1997                       1998
                                                                --------------    --------------------------------
ASSETS                                                               Rmb                RMB              US$
------

CURRENT ASSETS
   Cash and cash equivalents                                           19,875            17,769             2,146
   Prepayments                                                          1,286               921               111
   Other receivables and other current assets                             449               587                71
   Due from a related company                                             -                 680                82
                                                                --------------    --------------    --------------

TOTAL CURRENT ASSETS                                                   21,610            19,957             2,410

Notes receivable                                                       11,742            11,373             1,374
Prepayments for construction-in-progress                                  830               -                 -
Property, plant and equipment, net                                    760,354           738,334            89,171
                                                                --------------    --------------    --------------
TOTAL ASSETS                                                          794,536           769,664            92,955
                                                                ==============    ==============    ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES
   Long-term bank loans - current portion                              20,000            50,000             6,039
   Accounts payable                                                    24,223            18,288             2,209
   Accrued expenses and other payables                                 22,414             6,594               796
   Due to a related company                                                38                10                 1
   Taxes other than income                                                145               287                35
                                                                --------------    --------------    --------------

TOTAL CURRENT LIABILITIES                                              66,820            75,179             9,080

Long-term bank loans                                                  342,799           344,526            41,609
Convertible note payable                                              249,600           248,451            30,006
Due to Chinese joint venture partner                                   72,376            80,156             9,681
Due to immediate holding company                                       10,038            32,401             3,913
Due to ultimate holding company                                         3,600             1,175               142
                                                                --------------    --------------    --------------

TOTAL LIABILITIES                                                     745,233           781,888            94,431
                                                                --------------    --------------    --------------

MINORITY INTERESTS                                                    142,838           124,669            15,057

CONTINGENCY (NOTE 16)

SHAREHOLDERS' DEFICIT
   Preferred stock, par value US$0.1 each;
     10,000,000 shares authorized
   Common stock, par value US$0.01 each; 7,971,014
     shares authorized; 597,132 shares outstanding                      6,806             6,806               822
   Additional paid-in capital                                          15,773            15,773             1,905
   Accumulated deficit                                               (116,114)         (159,472)          (19,260)
                                                                --------------    --------------    --------------

TOTAL SHAREHOLDERS' DEFICIT                                           (93,535)         (136,893)          (16,533)
                                                                --------------    --------------    --------------






TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                           794,536           769,664            92,955
                                                                ==============    ==============    ==============

Translation of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified rate of exchange quoted by the People's Bank of China on December 31, 1998 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on December 31, 1998 or at any other certain rate.

                ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

         (formerly known as Regal International, Inc. and Subsidiaries)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
              ----------------------------------------------------

                             (Amounts in thousands)



                                                                   Years ended December 31,
                                              --------------------------------------------------------------------
                                                   1996              1997                       1998
                                              --------------    --------------    --------------------------------
                                                    Rmb              Rmb                 RMB             US$
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)
     Income (loss) from continuing operations         9,681           (11,237)          (43,358)           (5,236)
     Net gain on disposal of investment               3,730               -                 -                 -
     Loss from discontinued operations               (1,535)              -                 -                 -
   Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
     Minority interests                              13,486               671           (18,169)           (2,194)
     Depreciation and amortization                    4,117            18,885            27,328             3,300
     Unrealized exchange gain on convertible
       note payable                                     -                 -              (1,149)             (139)
   (Increase) Decrease in assets:
     Prepayments                                        (18)             (817)              365                44
     Other receivables and other current assets        (170)               22              (138)              (17)
     Due from a related company                         -                 -                (680)              (82)
   Increase (Decrease) in liabilities:
     Accounts payable                               (11,428)           14,456            (5,935)             (717)
     Accrued expenses and other payables             (1,570)          (33,911)          (15,820)           (1,911)
     Due to a related company                        (1,500)               38               (28)               (3)
     Taxes other than income                              7                31               142                17
                                              --------------    --------------    --------------    --------------

NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                        14,800           (11,862)          (57,442)           (6,938)
                                              --------------    --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) Decrease in notes receivable          (13,227)            1,485               369                45
   Prepayments for construction-in-progress          19,846               -                 -                 -
   Acquisition of property, plant and
     equipment                                     (216,912)         (158,768)           (4,478)             (541)
   Changes in net assets of discontinued
     operations                                      21,949               -                 -                 -
                                              --------------    --------------    --------------    --------------

NET CASH USED IN INVESTING ACTIVITIES              (188,344)         (157,283)           (4,109)             (496)
                                              --------------    --------------    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of bank loans                           140,000           188,299           129,516            15,642
   Repayment of bank loans                              -             (63,000)          (97,789)          (11,810)
   Increase in due to Chinese joint venture
     partner                                         30,818            31,058             7,780               940
   Increase in due to immediate holding
     company                                            -              10,038            22,363             2,701
   Increase (Decrease) in due to ultimate
     holding company                                  1,997             1,182            (2,425)             (293)
                                              --------------    --------------    --------------    --------------








NET CASH PROVIDED BY FINANCING ACTIVITIES           172,815           167,577            59,445             7,180
                                              --------------    --------------    --------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (729)           (1,568)           (2,106)             (254)

Cash and cash equivalents, at beginning of
    year                                             22,172            21,443            19,875             2,400
                                              --------------    --------------    --------------    --------------

Cash and cash equivalents, at end of year            21,443            19,875            17,769             2,146
                                              ==============    ==============    ==============    ==============

Translation of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified rate of exchange quoted by the People's Bank of China on December 31, 1998 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on December 31, 1998 or at any other certain rate.

                ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

         (formerly known as Regal International, Inc. and Subsidiaries)


                      CONSOLIDATED STATEMENTS OF CHANGES IN
                      -------------------------------------

                              SHAREHOLDERS' DEFICIT
                              ---------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
              ----------------------------------------------------

                 (Amounts in thousands, except number of shares)



                              Shares of                           Additional
                               Common            Common            Paid-in         Accumulated
                                Stock             Stock            Capital            Deficit           Total
                            --------------    --------------    --------------    --------------    --------------
                                Number             Rmb               Rmb                Rmb              Rmb

BALANCE AT
   DECEMBER 31, 1995              597,132             6,806           (80,646)         (116,753)         (190,593)

Contributed by China
   Strategic Holdings
   Limited (see Notes 2
   and 15)                            -                 -              96,419               -              96,419

Net income/Total
   comprehensive income               -                 -                 -              11,876            11,876
                            --------------    --------------    --------------    --------------    --------------

BALANCE AT
   DECEMBER 31, 1996              597,132             6,806            15,773          (104,877)          (82,298)

Net loss/Total
   comprehensive loss                 -                 -                 -             (11,237)          (11,237)
                            --------------    --------------    --------------    --------------    --------------

BALANCE AT
   DECEMBER 31, 1997              597,132             6,806            15,773          (116,114)          (93,535)

Net loss/Total
   comprehensive loss                 -                 -                 -             (43,358)          (43,358)
                            --------------    --------------    --------------    --------------    --------------

BALANCE AT
   DECEMBER 31, 1998              597,132             6,806            15,773          (159,472)         (136,893)
                            ==============    ==============    ==============    ==============    ==============

                ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
                ------------------------------------------------

         (formerly known as Regal International, Inc. and Subsidiaries)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                 (Amounts in thousands, except number of shares,
                   per share data and unless otherwise stated)



1.       ORGANIZATION AND PRINCIPAL ACTIVITIES
----------------------------------------------

Asia Resources Holdings Limited ("Asia Resources" or the "Company"), formerly known as Regal International Inc., was incorporated in the State of Delaware, the United States of America and is listed on the National Association of Securities Dealers Automated Quotations ("NASDAQ") with an authorized share capital of US$2,500 representing 150,000,000 shares of common stock US$0.01 each and 10,000,000 shares of preferred stock of US$0.1 each. Pursuant to a resolution passed by the shareholders of the Company dated October 27, 1998, the Company changed its name from Regal International, Inc. to Asia Resources Holdings Limited with effect from February 8, 1999.

On February 8, 1999, the authorized share capital of the Company was also increased from US$2,500 to US$12,000 by the creation of 950,000,000 shares of common stock with a par value of US$0.01 each. On February 19, 1999, the Company effected a 1-for-138 reverse stock split for common stock and the then authorized 1,100,000,000 shares of common stock were converted into 7,971,014 authorized shares of common stock with a redenomination of the par value at US$0.01 each.

Pursuant to an Acquisition Agreement dated February 8, 1996 between Asia Resources, Acewin Profits Limited ("AP"), a British Virgin Islands corporation, and China Strategic Holdings Limited ("CSH"), a company incorporated in Hong Kong and listed on The Stock Exchange of Hong Kong Limited, Asia Resources acquired all the issued and outstanding shares of AP at a consideration of US$13.5 million satisfied through the issuance of a US$13.5 million Convertible Note (the "Convertible Note A") by Asia Resources to Horler Holdings Limited ("Horler"), a British Virgin Islands company and a wholly-owned subsidiary of CSH, bearing interest at 9% per annum after an initial 6-month interest-free period. AP was also a wholly-owned subsidiary of CSH before the transfer and AP's sole asset was a 55% equity interest in Wuxi CSI Vibration Isolator Co. Ltd., a Sino-foreign equity joint venture incorporated in the People's Republic of China (the "PRC"), held through an intermediate Hong Kong company, China Machine (Holdings) Limited.

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (CONT'D)
----------------------------------------------

Pursuant to another Asset Purchase Agreement ("the Agreement") dated February 8, 1996 between Asia Resources and Regal (New) International, Inc. ("New Regal"), the Company sold and transferred the operating assets and real property of Asia Resources existing as of January 31, 1996 to New Regal in exchange for US$2.5 million and New Regal's assumption of all liabilities incurred, accrued or arising from the operations of Asia Resources prior to the closing date of this transaction, other than the Convertible Note A.

Pursuant to the Agreement, the US$2.5 million portion of the purchase price was paid US$800 in cash and the balance by delivery of two promissory notes with a total principal amount of US$1,700 (see also Note 6). The realized loss in connection with this transaction amounted to approximately US$69 and was included as part of "Loss from discontinued operations" in the Company's consolidated statement of operations for the year ended December 31, 1996.

On March 8, 1996, Horler purchased 40,500,000 shares of common stock representing 49.51% of the then issued and outstanding share capital of Asia Resources from a major shareholder of the Company thus becoming its major and controlling shareholder.

In connection with an Acquisition Agreement dated September 10, 1996 between Asia Resources and Westronix Limited ("WL"), another wholly owned subsidiary of CSH, Asia Resources acquired all the issued and outstanding shares of WL at a consideration of US$30 million to be satisfied through the issuance of a US$30 million Convertible Note (the "Convertible Note B") by Asia Resources to Horler bearing interest at 9% per annum after an initial 6-month interest-free period and due and payable on September 10, 1999. The Convertible Note B is secured by all assets of WL and its subsidiaries. The principal and any unpaid interest owing on the Convertible Note B can be converted into shares of the Common Stock of Asia Resources ("Common Stock") at a conversion price of US$4.1676 per share. On conversion, CSH would indirectly hold approximately 96.1% of the outstanding stock of the Company. WL's sole asset is a 51% equity interest in Hangzhou Zhongce Huantong Development Co. Ltd., a Sino-foreign equity joint venture incorporated in the PRC, held through an intermediate Hong Kong company, China Construction Holdings Limited.

Pursuant to a Purchase Agreement dated September 11, 1996 between Asia Resources, an unrelated company incorporated in the Netherlands and CSH, Asia Resources sold all the issued and outstanding shares of AP at a consideration of US$13.95 million. The proceeds were then used to repay the principal of the Convertible Note A of US$13.5 million on September 13, 1996. The realized gain of US$450 on the disposal of AP was included as part of "Net gain on disposal of investment " in the Company's consolidated statement of operations for the year ended December 31, 1996.

During 1997, Horler agreed to reduce the interest rate of the Convertible Note B from 9% to 5% per annum for the year ended December 31, 1997. Subsequent to 1998, Horler agreed that no principal repayment of the Convertible Note B would be demanded until the Company is financially capable of doing so. However, the Convertible Note B continues to bear interest at 9% per annum.

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (CONT'D)
----------------------------------------------

The Board of Directors considers Horler and CSH, respectively, to be the immediate and ultimate holding company of the Company.

As of December 31, 1998, the Company had the following subsidiaries (together with the Company, collectively referred to as the "Group"):

Westronix Limited ("WL") - a holding company incorporated in the British Virgin Islands.

China Construction Holdings Limited ("CCHL") - a company incorporated in Hong Kong, formerly known as China Construction International Group Limited.

Hangzhou Zhongche Huantong Development Co., Ltd. ("Hangzhou Toll Road") - a Sino-foreign equity joint venture located in Hangzhou, Zhejiang Province, the PRC.

The Company holds a 100% interest in WL. WL holds a 100% interest in CCHL which in turn holds a 51% interest in Hangzhou Toll Road.

Hangzhou Toll Road is a Sino-foreign equity joint venture enterprise established on June 23, 1993, which formally began business operations in September 1993 in the PRC. The total cash consideration paid by CCHL for its interest in Hangzhou Toll Road amounted to Rmb102,000. Tolls collected from the first phase of the toll road, which was injected by Hangzhou City Transportation Development Company, the Chinese joint venture partner, as its share of the registered capital in the joint venture, as well as cash injected by CCHL, were utilized to finance the construction of the second and third phases of the toll road (the "Projects"). The Projects were completed by the end of 1997 and Hangzhou Toll Road commenced to collect tolls from all three phases in 1998.

Key provisions of the joint venture agreement of Hangzhou Toll Road include:

o     the joint venture period is 30 years from the date of formation;

o the profit and loss sharing ratio is the same as the percentage of equity interest; and

o the Board of Directors consists of 7 members : 4 designated by CCHL and 3 designated by Hangzhou City Transportation Development Company.

The acquisition of Hangzhou Toll Road by CCHL was accounted for by the purchase method of accounting. The tangible assets were valued at their estimated fair values. The results of Hangzhou Toll Road are included in the consolidated statements of operations from the date of formation of the joint venture, June 23, 1993. No revenue was generated from the toll road before the formation of the joint venture.

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (CONT'D)
----------------------------------------------

Pursuant to a supplemental shareholders' agreement (the "Guaranteed Distribution Agreement") dated May 18, 1998 between CCHL and the Chinese joint venture partner of Hangzhou Toll Road (the "Chinese Partner"), the Chinese Partner agreed to pay CCHL a fixed annual distribution of Rmb15,300 (the "Guaranteed Distribution") from January 1, 1998 through the expiration of the joint venture period of Hangzhou Toll Road. Any surplus income generated from Hangzhou Toll Road in excess of the amount of the Guaranteed Distribution would belong to the Chinese Partner and any shortfall would be made up by the Chinese Partner. In addition, as part of the Guaranteed Distribution Agreement, an amount of Rmb178,500 would be paid to CCHL upon the expiration of the joint venture period of Hangzhou Toll Road and the assets of the joint venture would be surrendered to the Chinese Partner at no further consideration. This Guaranteed Distribution Agreement is subject to approvals by the authorities which originally approved the set up of the joint venture.

To date, the approvals from the relevant government authorities have not been obtained despite efforts by the management of the joint venture and the Company. The Board of Directors of the Company are currently of the view that the necessary approvals may not be obtained and the agreement cannot be effectuated without such approvals. Accordingly, the Company has continued to consolidate Hangzhou Toll Road for the year ended December 31, 1998 and has not reflected the Guaranteed Distribution Agreement in the accounts.

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

POLITICAL ENVIRONMENT

The value of the Company's interests in Hangzhou Toll Road may be adversely affected by changes in policies by the Chinese government including, among others: changes in laws, regulations or the interpretation thereof; confiscatory taxation; restrictions on foreign currency conversion; or the expropriation or nationalization of private enterprises.

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (CONT'D)
----------------------------------------------

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

The Chinese economy has experienced significant growth in the past, but such growth has been uneven among various sectors of the economy and geographic regions. Actions by the Chinese central government to control inflation have significantly restrained economic expansion recently. Similar actions by the central government of the PRC in the future could have a significant adverse effect on economic conditions in the PRC and the economic prospects for Hangzhou Toll Road and the Company.

More recently, it has been exposed to the economic crisis in Asia. The central government has from time to time adopted various measures designed to stabilize the economy, regulate growth and control inflation. All such economic events and measures could adversely affect the Group's results of operations and expansion plans.

FOREIGN CURRENCY EXCHANGE

The Chinese central government imposes control over its foreign currency reserves through control over imports and through direct regulation of the conversion of its national currency into foreign currencies. As a result, the Renminbi is not freely convertible into foreign currencies.

Hangzhou Toll Road conducts substantially all of its business in the PRC, and its financial performance and condition are measured in terms of Renminbi. Hangzhou Toll Road's source of income, toll revenue, is denominated in Renminbi. Revenue and profits have to be converted to United States Dollars or Hong Kong Dollars to pay dividends to the Company. Should the Renminbi devalue against the United States Dollar, such devaluation would have a material adverse effect on the Company's profits measured in foreign currency and reduce the foreign currency that could be repatriated by Hangzhou Toll Road to the Company. The Company currently is not able to hedge its Renminbi - United States Dollar exchange rate exposure in the PRC because neither the banks in the PRC nor any other financial institutions authorized to engage in foreign exchange transactions offer forward exchange contracts.

1.       ORGANIZATION AND PRINCIPAL ACTIVITIES  (CONT'D)
----------------------------------------------

LEGAL SYSTEM

Since 1979, many laws and regulations dealing with economic matters in general and foreign investment in particular have been enacted in the PRC. However, the PRC still does not have a comprehensive system of laws and enforcement of existing laws may be uncertain and sporadic.

TOLL REVENUE

Any increase in toll rates proposed by Hangzhou Toll Road is subject to approval by the Hangzhou Municipal Government and Hangzhou City Transportation Department. However, there is no assurance that proposed increases will be approved by these government authorities. If such proposals are denied, profit margins of Hangzhou Toll Road could be reduced.



2.       BASIS OF PRESENTATION
------------------------------

The accompanying consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). This basis of accounting differs from that used in the statutory financial statements of Hangzhou Toll Road, which were prepared in accordance with the accounting principles and the relevant financial regulations applicable to joint venture enterprises as established by the Ministry of Finance of China ("PRC GAAP").

The principal adjustments made to conform the statutory financial statements of Hangzhou Toll Road to U.S. GAAP included the following:

o     Provision of depreciation on roads and bridges.

o Recognition of toll profit on the accrual basis and upon the commencement of operations as toll profit has been deferred until the commencement of operations of the entire toll road under PRC GAAP.

Under PRC GAAP, toll revenue was recognized on receipt basis but the toll operating profit (representing toll revenue less all operating expenses) was offset against construction-in-progress up to December 31, 1997, as agreed with the local government, until the commencement of operation of the entire toll road in 1998. Under U.S. GAAP, toll revenue was also recognized on the receipt basis. However, the toll operating profit is recorded in the statements of operations of Hangzhou Toll Road in the respective years. This is different from the accounting treatment under PRC GAAP.

------------------------------

The transfer of CSH's equity interests in CCHL to WL and the transfer of CSH's equity interests in WL to Asia Resources were accounted for as reorganizations of companies under common control similar to a pooling of interests. The accompanying consolidated financial statements of the Company have been restated to present the transfers of CSH's interests in CCHL to WL and in WL to Asia Resources as if they had occurred on the date of formation of Hangzhou Toll Road, June 23, 1993. The acquisition of Hangzhou Toll Road was financed by advances from CSH. In 1996, the advances payable to CSH in relation to the above acquisition were capitalized and treated as an increase in additional paid-in capital. Due to the specific requirements of U.S. GAAP for transfers of assets between entities under common control, the difference of Rmb147,600 between the historical cost of the investment of CSH in Hangzhou Toll Road and the Company's acquisition cost was treated as a deemed dividend paid to CSH in 1993. This, together with the annual profits and losses, has resulted in the Company recording total shareholders' deficit of Rmb82,298, Rmb93,535 and Rmb136,893 as of December 31, 1996, 1997 and 1998 respectively.

Asia Resources's acquisition of CSH's interests in AP and its subsequent disposal have been accounted for using the purchase method of accounting. The results of operations of AP and its subsidiaries have not been consolidated into the financial statements for the year ended December 31, 1996 given the temporary nature of the holding.

Loss from the historical operations of Asia Resources for the years ended December 31, 1996, which included loss from oilfield, marine rubber, custom molded and safety devices, has been reclassified as "Loss from discontinued operations" in the consolidated statements of operations as a result of the disposal of the related net assets to New Regal in 1996.



3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

a.       BASIS OF CONSOLIDATION
         ----------------------

         The consolidated financial statements include the financial statements of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation.

b.       TOLL REVENUE
         ------------

         Toll revenue of Hangzhou Toll Road represents the gross receipts at the toll stations, net of business tax calculated at 5% (1996 and 1997 :
         3%) of the gross toll receipts.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONT'D)
---------------------------------------------------

c.       CASH AND CASH EQUIVALENTS
         -------------------------

         Cash and cash equivalents include cash on hand and demand deposits with banks with an original maturity of three months or less. Cash and cash equivalents included United States Dollar deposits of US$1,200 (Rmb9,937) and US$556 (Rmb4,602) as of December 31, 1997 and 1998
         respectively.

d.       PROPERTY, PLANT AND EQUIPMENT
         -----------------------------

         Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of property, plant and equipment is computed using the straight-line method over the assets' estimated useful lives, taking into account the estimated residual value of 10% (except for land use rights, roads and bridges which have no residual value) of the cost of the assets. Depreciation of fixed assets commences when commercial operations related to the fixed assets begin. The estimated useful lives are as follows:

                  Land use rights                                       30 years
                  Roads and bridges                                     30 years
                  Buildings                                             20 years
                  Machinery and equipment                                5 years
                  Motor vehicles                                         5 years
                  Furniture, fixtures and office equipment               5 years
                  Safety equipment                                       8 years

         Construction-in-progress ("CIP" see also Note 4) represents new roads and bridges under construction and/or plant and machinery pending installation. This includes the costs of construction, the costs of plant and machinery and interest charges (net of interest income), arising from borrowings used to finance these assets during the period of construction or installation. Interest capitalized by Hangzhou Toll Road amounted to Rmb35,613 for the year ended December 31, 1997 (1998
         Nil).

         Hangzhou Toll Road retains the ownership interest in the roads and bridges constructed during the joint venture period of 30 years from the date of formation. Upon expiration of the joint venture period, in accordance with the joint venture agreement, the roads and bridges owned by Hangzhou Toll Road will be surrendered to the Chinese joint venture partner at no consideration.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONT'D)
---------------------------------------------------

e.       IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         Statement of Financial Accounting Standard ("U.S. FAS") No. 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required, and if so, to measure the impairment. If the sum of expected future cash flows, undiscounted and without interest charges, is less than an asset's carrying value, an impairment loss is recognized; if the sum of the expected future cash flows is greater than an asset's carrying value, an impairment loss cannot be recognized. Measurement of an impairment loss is based on the fair value of the asset. U.S. FAS No. 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying value or fair value less cost to sell. Based on an assessment by the Company of the potential impact of U.S. FAS No. 121, there was no impairment loss as of December 31, 1997 and 1998.

f.       TAXATION: INCOME TAXES
         ----------------------

         No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings of the subsidiaries and/or losses of Hangzhou Toll Road has been provided as the earnings of the subsidiaries have been reinvested and, in the opinion of management, will continue to be reinvested indefinitely.

         WL was incorporated under the laws of the British Virgin Islands, and under current British Virgin Islands laws, WL is not subject to tax on income or on capital gains.

         The Company and its subsidiaries (except WL and Hangzhou Toll Road) provide for Hong Kong profits tax on the basis of their income for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for profits tax purposes. As of December 31, 1996, 1997 and 1998, the Company and its subsidiaries did not have any assessable profits and accordingly, no provision for Hong Kong profits tax was made.

         Hangzhou Toll Road is subject to Chinese income taxes at the applicable tax rate for Sino-foreign equity joint venture enterprises (currently 33%) on the taxable income as reported in its statutory accounts adjusted in accordance with the relevant income tax laws. Since it has a joint venture term of more than 10 years and is engaged in infrastructure construction, Hangzhou Toll Road will be fully exempted from the Chinese state income tax of 30% as well as the local income tax of 3% for two years starting from the first profit-making year followed by a 50% reduction of the Chinese state unified income tax for the next three years ("tax holiday").

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONT'D)
---------------------------------------------------

f.       TAXATION: INCOME TAXES  (CONT'D)
         ----------------------

         If Hangzhou Toll Road had not been in the tax holiday period, it would have recorded additional income tax expense of Rmb10,176, Rmb10,696 and net income (loss) of the Company would have been reduced (increased) by Rmb5,190 and Rmb5,455 for the years ended December 31, 1996 and 1997 respectively (see also Note 16). No income tax provision was required for the year ended December 31, 1998 as Hanghzou Toll Road did not have any assessable income.

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

g.       TAXATION: BUSINESS TAX
         ----------------------

         Hangzhou Toll Road is subject to business tax, which is the principal direct tax on the toll revenue generated. The business tax rate applicable to Hangzhou Toll Road is 3%, 3% and 5% for the years ended December 31, 1996, 1997 and 1998 respectively.

h.       FOREIGN CURRENCY TRANSLATION
         ----------------------------

         The functional currency of the Group and the Company is Renminbi.

         Hangzhou Toll Road maintains its books and records in Renminbi. Foreign currency transactions are translated into Renminbi at the applicable rates of exchange quoted by the People's Bank of China ("the unified rates of exchange") prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated into Renminbi using the applicable unified rates of exchange prevailing at the balance sheet dates. The resulting exchange differences are included in the determination of income (loss) of Hangzhou Toll Road.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONT'D)
---------------------------------------------------

h.       FOREIGN CURRENCY TRANSLATION  (CONT'D)
         ----------------------------

         The Company maintains its books and records in United States Dollars. For consolidation purposes, its financial statements are remeasured into Renminbi to produce the same result as if the Company's books and records had been initially recorded in Renminbi. Monetary assets and liabilities denominated in foreign currencies are remeasured into Renminbi at the applicable unified rates of exchange prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are remeasured into Renminbi using the applicable unified rates of exchange prevailing at the balance sheet dates. The resulting exchange differences are included in the determination of income.

         The Company's registered capital is denominated in the United States Dollars. For financial reporting purposes, the United States Dollars capital injection amounts have been translated into Renminbi at the unified rate of exchange as quoted by the People's Bank of China as of December 31, 1995.

i.       DEDICATED CAPITAL
         -----------------

         In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, Hangzhou Toll Road maintains discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The board of directors of Hangzhou Toll Road will determine on an annual basis the amount of the annual appropriations to dedicated capital. For the period from January 1, 1996 to December 31, 1998, Hangzhou Toll Road did not report any profits in the statutory financial statements, and accordingly, no appropriation to dedicated capital has been made.

j.       USE OF ESTIMATES
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONT'D)
---------------------------------------------------

k.       EARNINGS PER COMMON SHARE
         -------------------------

         The calculation of basic earnings per common share is based on the weighted average number of common shares outstanding during the years ended December 31, 1996, 1997 and 1998 and adjusted retroactively for a 1-for-138 reverse stock split (see Notes 1 and 11). The calculation of diluted earnings per common share is based on the common shares outstanding during the years ended December 31, 1996, 1997 and 1998, adjusted retroactively for the 1-for-138 reverse stock split effected subsequent to 1998, the assumed conversion of the Company's US$30 million convertible Note B as mentioned in Note 1 and the exercise of the stock options as mentioned in Note 12.

         The number of shares used in the computation was as follows:

                                                 1 9 9 6           1 9 9 7            1 9 9 8
                                              --------------    --------------    --------------

        Basic EPS computation                       597,132           597,132           597,132

        Diluted EPS computation                   7,945,520           597,132           597,132

l.       FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         The Company values its financial instruments as required by U.S. FAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

         The carrying amounts of cash and cash equivalents, and convertible note payable are reasonable estimates of their fair values. The interest rate on the Company's convertible note payable approximates that which would have been available at December 31, 1998 for debt of similar remaining maturity.

         The estimated fair values of notes receivable were Rmb10,218 and Rmb10,317 as of December 31, 1997 and 1998 respectively, representing the net present values computed based on estimated current market rates for similar instruments. The carrying values of these notes receivable were Rmb11,742 and Rmb11,373 as of December 31, 1997 and 1998 respectively.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONT'D)
---------------------------------------------------

m.       COMPREHENSIVE INCOME
         --------------------

         In 1998, the Company adopted U.S. FAS No. 130, "Reporting Comprehensive Income" which requires the components of comprehensive income to be disclosed in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, comprehensive income only represents its net income and the adoption of U.S. FAS No. 130 did not have a material effect on the Company's primary financial statements.

n.       SEGMENT INFORMATION
         -------------------

         In 1998, the Company adopted U.S. FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires certain information to be reported about operating segments on a basis consistent with the Company's internal organization structure. The adoption of U.S. FAS No. 131 did not have a material effect on the Company's primary financial statements, but did affect the disclosure of segment information contained in Note 14.



4.       PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

                                                                 December 31,      DECEMBER 31,
                                                                     1997              1998
                                                                --------------    --------------
                                                                      Rmb               RMB

Land use rights                                                        10,541            10,541
Roads and bridges                                                     753,736           754,084
Buildings                                                               2,033             4,391
Machinery and equipment                                                 3,998             4,187
Motor vehicles                                                          3,328             3,811
Furniture, fixtures and office equipment                                   59               106
Safety equipment                                                       14,129            14,129
Construction-in-progress                                                4,520             6,403
Less: Accumulated depreciation and amortization                       (31,990)          (59,318)
                                                                --------------    --------------

Net book value                                                        760,354           738,334
                                                                ==============    ==============

5.       LONG-TERM BANK LOANS
-----------------------------

Long-term bank loans, all of which are unsecured, bear average interest rates of approximately 14.25% and 9.19% as of December 31, 1997 and 1998 respectively and are repayable as follows:

                                                                 December 31,      DECEMBER 31,
                                                                     1997              1998
                                                                --------------    --------------
                                                                      Rmb               RMB

1998                                                                   20,000               -
1999                                                                  104,500            50,000
2000                                                                  100,000           120,500
2001                                                                   82,936           134,658
2002                                                                   49,863            49,868
2003                                                                    5,500            39,500
                                                                --------------    --------------

Total                                                                 362,799           394,526
                                                                ==============    ==============

Long-term bank loans included United States Dollar loans of US$1,000 (Rmb8,289) and USD3,560 (Rmb29,526) as of December 31, 1997 and 1998 respectively. Loans amounting to Rmb347,799 and Rmb394,526 as of December 31, 1997 and 1998 respectively are guaranteed by CSH or related companies.



6.       NOTES RECEIVABLE
-------------------------

As mentioned in Note 1, the Company sold and transferred its operating assets and real property as of January 31, 1996 to New Regal. As part of the consideration of the sale, the Company received two promissory notes from New Regal, one in the principal amount of US$900 (the "US$900 Note") and another in the principal amount of US$800 (the "US$800 Note"). The US$900 Note bears interest at 9% per annum and is payable in sixty equal monthly installments of principal and interest. The US$800 Note bears no interest and is due and payable in one installment on February 1, 2001. Both promissory notes are secured by all the outstanding shares of New Regal registered in the name of Harlequin Investment Holdings Limited ("Harlequin"), the immediate holding company of New Regal.

Pursuant to a Deed of Variation dated July 27, 1998 among the Company, New Regal and Harlequin, Harlequin agreed and undertook to assume all the obligations and liabilities of New Regal under the US$800 Note in consideration of the Company's agreement to release New Regal from all obligations relating to the US$800 Note. All other terms of the US$800 Note remains unchanged.

During 1998, New Regal re-negotiated the terms of the US$900 Note with the Company and a revised payment schedule was reached. Under the revised payment schedule, the payment of several monthly installments by New Regal in 1998 and 1999 were suspended and the payment of the outstanding principal balance of US$573 was to be settled by sixty equal monthly installments commencing March 1999. The US$900 Note continues to bear interest at 9% per annum during the period of payment suspension in 1998 and 1999 and thereafter.

-------------------------

The Company belives that no provision is required for the two notes.


7.       DISTRIBUTION OF PROFITS
--------------------------------

Dividends from Hangzhou Toll Road will be declared based on the profits as reported in the statutory financial statements. Such profits will be different from the amounts reported under U.S. GAAP. As of December 31, 1998, Hangzhou Toll Road had no available retained earnings for distribution according to its statutory financial statements.



8.       PROVISION FOR INCOME TAXES
-----------------------------------

The reconciliation of the effective income tax rate based on income (loss) from continuing operations before income taxes and minority interests stated in the consolidated statements of operations to the statutory income tax rates in Hong Kong, the British Virgin Islands, the PRC and the U.S. is as follows:

                                                                   1 9 9 6           1 9 9 7            1 9 9 8
                                                                --------------    --------------    --------------
                                                                     Rmb                Rmb               RMB
                                                                                                        (NOTE a)

Weighted average statutory tax rate                                     33.0%             33.0%             33.0%
Effect of tax holiday                                                  (33.0%)           (33.0%)             -
Effect of valuation allowance                                            -                 -               (33.0%)
                                                                --------------    --------------    --------------

Effective tax rate                                                       -                 -                 -
                                                                ==============    ==============    ==============

Note a: The Company and its subsidiaries did not have any assessable income for 1998.

Provision for income taxes consists of:

                                                                   1 9 9 6           1 9 9 7            1 9 9 8
                                                                --------------    --------------    --------------
                                                                     Rmb                Rmb               RMB

Current                                                                   -                 -                 -
Deferred                                                                2,082             6,683             6,696
Establishment of a valuation allowance
                                                                       (2,082)           (6,683)           (6,696)
                                                                --------------    --------------    --------------

                                                                          -                 -                 -
                                                                ==============    ==============    ==============

8.       PROVISION FOR INCOME TAXES  (CONT'D)
-----------------------------------

The valuation allowance refers to the portion of the deferred tax assets that are not currently realizable. The realization of these benefits depends upon the ability of the Group to generate income in future years. No net provision or benefit for deferred income taxes was recognized in 1996, 1997 and 1998.



9.       RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
----------------------------------------------------

Hangzhou Toll Road guaranteed bank borrowings of a related company of CSH in the amounts of Rmb56 million and Rmb93 million as of December 31, 1997 and 1998, respectively.

The Company paid management fees of US$155 (Rmb1,283) each year to CSH during 1996, 1997 and 1998 for administrative services rendered on behalf of the Company by CSH.

Amounts due to immediate holding company represented interest payable on the Convertible Note B as mentioned in Note 1.

Amounts due to ultimate holding company are unsecured and non-interest bearing.

CSH has committed to provide continuing financial support to the Company to the extent of CSH's interest in the Company for a period ending on December 31, 1999.



10.      DUE TO CHINESE JOINT VENTURE PARTNER
---------------------------------------------

Balances due to the Chinese joint venture partner as of December 31, 1997 and 1998 represented amounts borrowed from the Chinese joint venture partner to finance the construction of the Projects of Hangzhou Toll Road.

These amounts are unsecured and bear interest at 13.18% per annum.



11.      COMMON AND PREFERRED STOCK
-----------------------------------

Pursuant to a resolution passed by the shareholders of the Company dated October 27, 1998, the authorized share capital of the Company was increased from US$2,500 to US$12,000 on February 8, 1999 by the creation of 950,000,000 shares of common stock with a par value of US$0.01 each. On February 19, 1999, the Company effected a 1-for-138 reverse stock split for the common stock and the then authorized 1,100,000,000 shares of common stock were converted into 7,971,014 shares of common stock with a redenomination of par value at US$0.01 each.

-----------------------------------

As a result of the 1-for-138 reverse stock split, the then outstanding 81,806,198 shares of common stock with a par value of US$0.01 each have become 597,132 shares of common stock with a par value of US$0.01 each. In this connection, an amount of approximately US$812 (equivalent to approximately Rmb6,757) was transferred from outstanding common stock to additional paid-in capital. All references in the accompanying consolidated financial statements to number of shares and per share amount of common stock have been adjusted retroactively for this 1-for-138 reverse stock split.



12.      STOCK OPTIONS
----------------------

The following table summarizes the movement of share options of the Company which are ten-year stock options issued in 1989 in connection with an arrangement for additional financing and extension of debt.

COMMON STOCK OPTIONS

                                                                   1 9 9 7            1 9 9 8
                                                                --------------    --------------

Shares under option at beginning of year                              150,000           150,000
Expired                                                                   -                 -
                                                                --------------    --------------

Shares under option at end of year                                    150,000           150,000
                                                                ==============    ==============

Average exercise price of outstanding options                   US$    21.528     US$    21.528
                                                                ==============    ==============

Exercisable at end of year                                            150,000           150,000
                                                                ==============    ==============



13.      RETIREMENT PLAN
------------------------

As stipulated by the regulations of the Chinese government, all of the Chinese staff of Hangzhou Toll Road are entitled to an annual pension on retirement, which is equal to their basic salaries at their retirement dates. The Chinese government is responsible for the pension liabilities to these retired staff. Hangzhou Toll Road is only required to make specified contributions to the state-sponsored retirement plan calculated at 23% of the basic salary of the staff. The expenses included in the financial statements of Hangzhou Toll Road related to these arrangements were Rmb99, Rmb191 and Rmb370 for the years ended December 31, 1996, 1997 and 1998 respectively.

14.      SEGMENT INFORMATION
----------------------------

The Group operates solely, through its Operating Subsidiary, in the toll road construction and management business in Hangzhou, Zhejiang Province, the PRC. Accordingly, it has only one reportable segment. All intercompany transactions have been eliminated in the following segment information disclosures. Corporate identifiable assets include primarily cash and cash equivalents and notes receivable (see Note 6).



                                                          1 9 9 6                                         1 9 9 7
                                        --------------------------------------------    --------------------------------------------
                                         Operating                                       Operating
                                         Subsidiary      Corporate         TOTAL         Subsidiary      Corporate         TOTAL
                                        ------------    ------------    ------------    ------------    ------------    ------------

Toll revenue                                 38,463             -            38,463          45,100             -            45,100
Depreciation and amortization                (4,117)            -            (4,117)        (18,885)            -           (18,885)
Interest expense                                (13)         (1,010)         (1,023)        (14,176)         (9,559)        (23,735)
Income (Loss) from continuing
   operations before minority
   interests                                 27,522          (4,355)         23,167           1,369         (11,935)        (10,566)
Identifiable assets                         633,419          23,492         656,911         772,851          21,685         794,536
Capital expenditures                        216,912             -           216,912         158,768             -           158,768

(CONTINUED)

                                                          1 9 9 8
                                        --------------------------------------------
                                         Operating
                                         Subsidiary      Corporate         TOTAL
                                        ------------    ------------    ------------

Toll revenue                                 54,217             -            54,217
Depreciation and amortization               (27,327)            -           (27,328)
Interest expense                            (49,583)        (22,554)        (72,137)
Income (Loss) from continuing
   operations before minority
   interests                                (37,080)        (24,447)        (61,527)
Identifiable assets                         753,688          15,976         769,664
Capital expenditures                          4,478             -             4,478

15.      OTHER SUPPLEMENTAL INFORMATION
---------------------------------------

a. The following items are included in the consolidated statements of operations:

                                                                 December 31,      December 31,      DECEMBER 31,
                                                                    1996               1997              1998
                                                                --------------    --------------    --------------
                                                                     Rmb                Rmb               RMB

        Business tax                                                    1,211             1,424             2,911

b. Non-cash financing activity:

                                                                 December 31,      December 31,      DECEMBER 31,
                                                                    1996               1997              1998
                                                                --------------    --------------    --------------
                                                                     Rmb                Rmb               RMB

        Capitalization of advances
          payable to CSH as
          additional paid-in capital
          (see also Note 2)                                            96,419               -                 -

16.      CONTINGENCY
--------------------

Hangzhou Toll Road has obtained an approval from the local government to offset the toll profit collected from the first and second phases of the toll road against the construction-in-progress balances under PRC GAAP until the Projects were completed in 1998. Thus, the tax holiday has been deferred until the Projects are completed. As such, Hangzhou Toll Road reported zero net profits in its statutory financial statements starting from the commencement of operations in 1993 to 1997. The Company and Hanzhou Toll Road plans to record the net profits offset against the Projects during 1993 to 1997 as income in its financial statements prepared in accordance with PRC GAAP in the first two years after commencement of the tax holiday. However, this treatment is subject to the approval of the local tax bureau. Should such approval not be obtained from the local tax bureau, a tax liability amounting to approximately Rmb5 million and Rmb5.3 million for the years ended December 31, 1996 and 1997 respectively may arise. In the opinion of the directors, it is not probable that such a liability will arise. Hangzhou Toll Road reported losses in its statutory accounts for the year ended December 31, 1998 and accordingly, the tax holiday will not commence until its first profit making year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------

Not applicable.


PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
----------------------------------------------------------------------

Listed below are the names, ages and positions as of April 9, 1999 of the executive officers and directors of the Company. The Company's executive officers are appointed by the Board of Directors to serve in their respective capacities until their successors are duly appointed by the Directors and qualified to serve. The Board of Directors of the Company shall consist of not less than three and shall be such maximum number of persons may be determined by affirmative vote of a majority of the entire Board of Directors or by action of the stockholders. At present, the Company's Board of Directors consists of five directors.

Name                             Age           Position & Office
----                             ---           -----------------
Oei Hong Leong                   51            Director, Chairman
Chung Cho Yee, Mico              38            Director, President
Ma Wai Man, Catherine            33            Director, Secretary
Lien Kait Long                   51            Director, Chief Financial Officer
Richard N Gray                   52            Director

Mr. Oei was elected a director on February 19, 1996 and serves as Chairman of the Board of Directors. Mr. Oei Hong Leong is a prominent businessman in China, Hong Kong, Singapore and Indonesia. He was educated in Beijing and has gained extensive knowledge and experience of business operations in China. He has been the Chairman and Chief Executive Officer of publicly traded companies in Hong Kong, Indonesia, Malaysia and Singapore. He is currently Chairman and Chief Executive Officer of China Strategic Holdings Limited ("CSH"), a substantial shareholder of the Company, and the Chairman of China Tire Holdings Limited ("CTHL") and MRI Holdings Limited ("MRI"), companies listed on the Stock Exchange of Hong Kong (the "SEHK"), the New York Stock Exchange and the Australia Stock Exchange respectively. Mr. Oei is also Co-Chairman and Chief Executive Officer of Star Telecom International Holding Limited ("Star") and a director of Tricom Holdings Limited ("Tricom"), both are companies listed on the SEHK.

Mr. Chung Cho Yee, Mico, was elected a director on February 19, 1996. Mr. Chung is a solicitor by profession and has extensive experience in the finance industry. Mr. Chung is a director of CSH, Tricom, Star, all listed on the SEHK. He is also a director and a Senior Vice President of CTHL, and a director of MRI and Chairman of Bolton International (Group) Limited ("Bolton").

Ms. Ma Wai Man, Catherine, was elected a director on February 19, 1996. Ms. Ma is a chartered secretary and has over 11 years of working experience in the company secretarial profession. Ms. Ma is a director of CSH, Allan International Holdings Limited and a director of Tricom, all of which are companies listed on the SEHK. She is also a director of MRI and the Secretary of CTHL, Bolton and Star.

Mr. Richard Gray, Director, is a practicing Chartered Accountant and Business Consultant with offices in Guernsey and London as well as associated offices around the world. Mr. Gray is a Fellow of the Institute of Chartered Accounts in England and Wales, a Fellow of the British Institute of Directors and a graduate of the Advanced Management Program of the Harvard Business School.

Mr. Lien Kait Long, was elected as a director on November 24, 1998. He is the member of Singapore CPA and Australia CPA and has extensive experience in the commercial and finance industries. He is a director of CSH and Star.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

No executive received compensation during 1998.

Stock Options
-------------

No stock options or stock appreciation rights were granted to any directors or officers of the Company during 1998.

Directors Fees
--------------

Directors are reimbursed for travel and other expenses relating to Board and committee meetings. Mr. Gray received $10,000 in fiscal 1998 for serving as a director of the Company

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table shows, as of April 9, 1999, all shares of Common Stock, held beneficially, directly or indirectly, by (i) each Director, (ii) each owner who is known by the Company to own beneficially more than 5% of either class of stock and (iii) all directors and officers as a group.

                                           Number of Shares of
                                           Common Stock              Percentage
Name                                       Beneficially Owned         of Class
--------------------------------------------------------------------------------
China Strategic Holdings Ltd.(1)
52nd Floor, Bank of China Tower
1 Garden Road, Hong Kong                            7,491,867           96.10%

Harlequin Investment
  Holdings Ltd.(2)(3)
Creque Building, Tortola,
British Virgin Islands                                 32,262            0.41%

Richard N Gray(2)(3)
Director
Noble House, Queens Road
St. Peter Fort, Guernsey
Channel Islands                                        32,262            0.41%

Oei Hong Leong(1)
Chairman
52nd Floor, Bank of China Tower
1 Garden Road, Hong Kong                            7,491,867           96.10%

Chung Cho Yee, Mico(1)
President and Director
52nd Floor, Bank of China Tower
1 Garden Road, Hong Kong                                    0            0%

Ma Wai Man, Catherine(1)
Secretary and Director
52nd Floor, Bank of China Tower
1 Garden Road, Hong Kong                                    0            0%

Lien Kait Long (1)
Chief Financial Officer and Director
52nd Floor, Bank of China Tower
1 Garden Road, Hong Kong                                    0           0%

All Directors and Officers as
a Group (5 persons)                                 7,524,129          96.52%


As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

(1) China Strategic Holdings Limited has indirect voting and investment power with respect to 7,198,388 shares issuable upon the conversion of a $30,000,000 Convertible Note held by Horler Holdings Limited, P.O. Box 71, Craigmuer Chamber, Road Town, Tortola, British Virgin Islands, a wholly owned subsidiary of China Strategic Holdings Limited.

(2) Harlequin Investment Holdings Limited has sole voting and investment power with respect to the shares of common stock. The beneficial ownership set forth herein does not include 57,972 shares of common stock which can be acquired upon an exercise of a Stock Purchase Option granted by China Strategic Holdings Limited to Harlequin Investment Holdings Limited.

(3) Harlequin Investment Holdings Limited is a wholly owned subsidiary of GHL (Senior) Pension Fund, Noble House, Queens Road, St. Peter Port, Guernsey, Channel Islands. Mr. Gray disclaims beneficial ownership of the shares of common stock.

As of April 9, 1999 there were approximately 875 beneficial holders of record. The percentage of beneficial ownership is based upon 597,132 shares of common stock outstanding as of April 9, 1999 and 7,198,388 shares of common stock issuable upon conversion of the of the $30,000,000 Convertible Note held by Horler Holdings Limited.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Acquisition of Wuxi, CSI
------------------------

On February 19, 1996, Asia Resources Holdings Ltd (the "Registrant") acquired all the issued and outstanding shares of Acewin Profits Limited, or the "Company" British Virgin Islands corporation ("Acewin"), from China Strategic Holdings Limited, a Hong Kong Company ("CSH"). Acewin's sole asset is a 55% joint venture interest in Wuxi CSI Vibration Isolator Co., Ltd. ("Wuxi CSI"), a Sino-foreign joint venture. Registrant paid $13.5 million for the shares of Acewin capital stock. Such purchase price was paid by delivery of a $13.5 million Convertible Note bearing interest at the rate of nine percent (9%) per annum (the "Convertible Note").

The Convertible Note is payable interest only on an annual basis, with all principal being due and payable on January 31, 1999. The principal and any unpaid interest owing on the convertible Note are convertible into shares of the Registrant Common Stock at a conversion price of $0.0302 per share. The purchase price was approved by the Board of Directors of the Registrant based upon Wuxi CSI having an after-tax profit of not less than $3.0 million so that the purchase price paid by the Company for the Wuxi CSI interest would not exceed eight (8) times Wuxi CSI's 1995 after-tax earnings. The Convertible Note is secured by a Pledge Agreement granting CSH a security interest in the shares of Acewin capital stock. In connection with above-described transactions, Janak Desai, Nils Ollquist and Girish Sharma resigned as directors of Regal, and Oei Hong Leong, the Chairman of CSH, Chung Cho Yee, Mico and Ma Wai Man, Catherine were elected to fill the vacancies created by such resignations. As a result of this transaction, CSH became a principal stockholder of the Company. Oei Hong Leong, Chairman of the Board, Chung Cho Yee, Mico and Ma Wai Man, Catherine, are also directors and officers of CSH.

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

Harlequin Investment Holdings, Limited, a principal stockholder of the Company ("Harlequin"), owns all the outstanding capital stock of New Regal. Harlequin is a wholly owned subsidiary of GHL (Senior) Pension Fund. Mr. Gray, the Chairman of the Board of the Company.

Deed of Variation
-----------------

A deed of variation dated 27th July 1998 entered into between the Registrant and Harlequin and New Regal whereby all parties agreed that in consideration of the Company's agreement to release New Regal from the $800,000 Note, Harlequin agreed and undertook to assume all the obligations and liabilities of New Regal under the $800,000 Note and Harlequin would execute and deliver to the Company the promissory note (the "Harlequin Promissory Note"). The Harlequin Promissory Note should be secured by Harlequin Investment's shares of capital stock of New Regal.

During 1998, New Regal re-negotiated the terms of the $900,000 Note with the Company and a revised payment schedule was reached. Under the revised payment schedule, the payment of several monthly installments by New Regal in 1998 and 1999 were suspended and the outstanding principal balance was revised to be settled by sixty equal monthly installments commencing March 1999. The $900,000 Note continues to bear interest at 9% per annum during the period of payment suspension in 1998 and 1999 and thereafter.

Sale of Harlequin Stock
-----------------------

In April 1996, Horler Holdings Limited ("Horler"), a wholly owned subsidiary of CSH, acquired 40,500,000 shares of outstanding Common Stock of the Company from Harlequin in exchange for $1,223,000. The purchase price was paid as follows :
(i) $209,328 in cash, (ii) $211,672 by cancellation of a certain promissory note, dated August 8, 1994, from Harlequin to CSH and (iii) $800,000 by cancellation of another promissory note from Harlequin to CSH.

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

The Note is payable interest only on an annual basis, with all principal being due and payable on September 10, 1999. The principal and any unpaid interest due on the Note are convertible into shares of Common Stock, $0.01 par value, of the Registrant ("Common stock") at a conversion price of $0.0302 per share. On February 19, 1999, the conversion price was adjusted to US$4.1676 per share after the Company effected a 1-for-138 reverse stock split of common stock. The
Note is secured by all assets of Westronix and its related subsidiaries.

During 1997, Horler agreed to reduce the interest rate of the Note from 9% to 5% per annum for the year ended December 31, 1997. Horler agreed after December 31, 1998 that no principal repayment of the Note would be demanded until the Company is financially capable of doing so. The Note continues to bear interest at 9% per annum from January 1, 1998.

Hangzhou Huantong is a joint venture between China Construction (51%) and Hangzhou City Transportation Development Corporation (49%). CSH from whom the Registrant acquired Hangzhou Huantong, is an affiliate of the Registrant and the major shareholder of the Registrant's common stock. Three directors of the Registrant are also the directors of CSH.

The Company shares the office space and administrative support, with CSH, a major shareholder of the Company. In fiscal 1997 and 1998, respectively, the Company was charged $155,000 by CSH as a management fee for the use of the office space and staff support.

Hongzhou Toll Road guaranteed bank borrowings of a related company of CSH in the amount of Rmb 56 million and Rmb 93 million as of December 31, 1997 and 1998, respectively.

Pursuant to a supplementary shareholders' agreement (the"Guaranteed Distribution Agreement") dated May 18, 1998 between China Construction and the Chinese joint venture partner of Hangzhou Huantong (the "Chinese Partner"), the Chinese Partner agreed to pay China Construction a fixed annual income of Rmb15,300,000 (the "Guaranteed Distribution") from January 1, 1998 through the expiration of the joint venture period of Hangzhou Huantong. Any surplus income generated from the Hangzhou Huantong in excess of the amount of the guaranteed Distribution would belong to the Chinese Partner and any shortfall would be made up by the Chinese Partner. In addition, as part of the Guaranteed Distribution Agreement, an amount of Rmb178,500,000 would be paid to China Construction upon the expiration of the joint venture period of Hangzhou Huantong and the assets of the joint venture would be surrendered to the Chinese Partner at no further consideration. This Guaranteed Distribution Agreement is subject to approvals by the authorities which originally approved the set up of the joint venture.

To date, the approvals from the relevant government authorities have not been obtained despite efforts by the management of the joint venture and the Registrant. The Board of Directors of the Registrant is of the view that the necessary approvals may not be obtained and the agreement cannot effectuated without such approvals. Accordingly, the Registrant has continued to consolidate Hangzhou Toll Road for the year ended December 31, 1998 and has not affected the Guaranteed Distribution Agreement in the account.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  EXHIBITS

Exhibit 21 - Subsidiaries of the Registrant

(b)  REPORTS ON FORM 8-K

Reports on Form 8-K are filed on May 18, 1998 and March 8, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                            ASIA RESOURCES HOLDINGS LIMITED

By: /s/Chung Cho Yee, Mico                    Date: April 15, 1999
   -------------------------------                 -------------------
    Chung Cho Yee, Mico
    President

By: /s/ Lien Kait Long                        Date: April 15, 1999
   -------------------------------                 --------------------
    Lien Kait Long
    Chief Financial Officer



Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Oei Hong Leong                        Date: April 15, 1999
   ---------------------------------               --------------------
   Oei Hong Leong
   Chairman of the Board of Directors


By: /s/Chung Cho Yee, Mico                    Date: April 15, 1999
   -------------------------------                 --------------------
    Chung Cho Yee, Mico
    Director

By: /s/ Ma Wai Man, Catherine                 Date: April 15, 1999
   -------------------------------                 --------------------
    Ma Wai Man, Catherine
    Director

By: /s/ Richard N. Gray                       Date: April 15, 1999
   -------------------------------                 --------------------
    Richard N Gray
    Director

By: /s/ Lien Kait Long                        Date: April 15, 1999
   -------------------------------                 --------------------
    Lien Kait Long
    Director