Form 10KSB/A
period 1998-12-31
REGAL INTERNATIONAL INC
filed 1999-04-22
CIK 357434

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

                          ASIA RESOURCES HOLDINGS, LTD.
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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
                                        1

The following sections of Form 10-KSB-A have been amended:


                                     PART I.

ITEM 1 - DESCRIPTION OF BUSINESS
- ---------------------------------

BUSINESS DEVELOPMENT


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

Hongshou Toll Road guaranteed bank borrowings of a related company of CSH, in the amounts of Rmb 56 million and Rmb 93 million as of December 31, 1997 and December 31, 1998, respectively.

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

By: /s/Chung Cho Yee, Mico                    Date: April 21, 1999
   -------------------------------                 -------------------
    Chung Cho Yee, Mico
    President

By: /s/ Lien Kait Long                        Date: April 21, 1999
   -------------------------------                 --------------------
    Lien Kait Long
    Chief Financial Officer



Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Oei Hong Leong                        Date: April 21, 1999
   ---------------------------------               --------------------
   Oei Hong Leong
   Chairman of the Board of Directors


By: /s/Chung Cho Yee, Mico                    Date: April 21, 1999
   -------------------------------                 --------------------
    Chung Cho Yee, Mico
    Director

By: /s/ Ma Wai Man, Catherine                 Date: April 21, 1999
   -------------------------------                 --------------------
    Ma Wai Man, Catherine
    Director

By: /s/ Richard N. Gray                       Date: April 21, 1999
   -------------------------------                 --------------------
    Richard N Gray
    Director

By: /s/ Lien Kait Long                        Date: April 21, 1999
   -------------------------------                 --------------------
    Lien Kait Long
    Director