Form 10QSB
period 1999-03-31
REGAL INTERNATIONAL INC
filed 1999-05-26
CIK 357434

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

[ ]   TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-8334

                         ASIA RESOURCES HOLDINGS LIMITED
           (Exact name of small business as specified in its charter)


                 Delaware                       75-1071589
     ---------------------------------       -------------------
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

                                 Yes X No _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : April 30, 1999, 597,132 shares.

Transitional Small Business Disclosure Format (check one) :
                                 Yes _____ No X

                                TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION
                                                                          PAGE
                                                                          ----
      ITEM 1  -  FINANCIAL STATEMENTS

         Consolidated Statements of Operations
         for the three months ended March 31, 1999
         and 1998 (Unaudited)                                              1

         Consolidated Balance Sheets at March 31, 1999 (Unaudited) and December 31,1998 2 Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (Unaudited) 3

         Notes to Consolidated Financial Statements                      4 - 17

      ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OR PLAN OF OPERATION                                    18- 20


PART II  - OTHER INFORMATION

      ITEM 1  -  LEGAL PROCEEDINGS                                         21

      ITEM 2  -  CHANGE IN SECURITIES                                      21

      ITEM 3  -  DEFAULTS UPON SENIOR SECURITIES                           21

      ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS                                       21

      ITEM 5  -  OTHER INFORMATION                                         21

      ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K                          21

                ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
                ------------------------------------------------
         (formerly known as Regal International, Inc. and Subsidiaries)
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (Amounts in thousands, except number of shares and per share data)



                                            March         March         March
                                          31, 1999       31, 1999      31, 1998
                                        ------------   -----------   -----------
                                            US$            Rmb           Rmb

Toll revenue                                  1,636        13,546        10,673

General and administrative expenses          (1,102)       (9,126)      (10,551)

Interest income                                   7            61            11

Interest expense                             (1,891)      (15,658)      (15,769)

Exchange gain/(loss)                              0             3           (17)
                                        ------------   -----------   -----------

    LOSS BEFORE INCOME TAXES AND
    MINORITY INTEREST                        (1,350)      (11,174)      (15,653)
Provision for income taxes                        -             -             -
                                        ------------   -----------   -----------

    LOSS BEFORE MINORITY INTEREST            (1,350)      (11,174)      (15,653)
    Minority interests                          270         2,238         4,972
                                        ------------   -----------   -----------


      NET LOSS                               (1,080)       (8,936)      (10,681)
                                        ============   ===========   ===========



Loss per common share (Basic):                (1.81)       (14.96)       (17.89)
                                        ============   ===========   ===========



Weighted average common
shares outstanding                          597,132       597,132       597,132
                                        ============   ===========   ===========


Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on March 31, 1999 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1999 or at any other certain rate.


The accompanying notes are an integral part of these consolidated statements of income.

               ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
                ------------------------------------------------
         (formerly known as Regal International, Inc. and Subsidiaries)
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      AS OF MARCH 31, 1999 (UNAUDITED) AND
                        AS OF DECEMBER 31, 1998 (AUDITED)
                             (Amounts in thousands)

                                            March         March        December
                                          31, 1999       31, 1999      31, 1998
                                        ------------   -----------   -----------
                                            US$            Rmb           Rmb
ASSETS
------

CURRENT ASSETS
    Cash and cash equivalents                 1,189         9,842        17,769
    Prepayments                                 104           859           921
    Other receivables and other
     current assets                             236         1,961           587
    Due from a related company                    0             0           680
                                        ------------   -----------   -----------

TOTAL CURRENT ASSETS                          1,529        12,662        19,957

Notes receivable                              1,376        11,391        11,373
Property, plant and equipment, net           88,438       732,266       738,334
                                        ------------   -----------   -----------

TOTAL ASSETS                                 91,343       756,319       769,664
                                        ============   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT
LIABILITIES
    Long-term bank loans - current
      portion                                 3,623        30,000        50,000
    Accounts payable                          1,417        11,734        18,288
    Accrued expenses and other payables       1,110         9,184         6,594
    Due to a related company                      1            10            10
    Taxes other than income                      29           239           287
                                        ------------   -----------   -----------
TOTAL CURRENT LIABILITIES                     6,180        51,167        75,179

Long-term bank loans                         44,012       364,419       344,526
Convertible note payable                     30,000       248,397       248,451
Due to Chinese joint venture partner          9,966        82,516        80,156
Due to immediate holding company              3,912        32,394        32,401
Due to ultimate holding company                  99           823         1,175
                                        ------------   -----------   -----------
TOTAL LIABILITIES                            94,169        779716       781,888
                                        ------------   -----------   -----------
Minority interests                           14,786       122,431       124,669


SHAREHOLDERS' DEFICIT:
Common stock                                      6            50         6,806
Additional paid-in capital                    2,721        22,529        15,773
Accumulated deficit                         (20,339)     (168,407)     (159,472)
                                        ------------   -----------   -----------
Total shareholders' deficit                 (17,612)     (145,828)     (136,893)
                                        ------------   -----------   -----------

Total liabilities and shareholders'
  deficit                                    91,343       756,319       769,664
                                        ============   ===========   ===========


Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on March 31, 1999 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1999 or at any other certain rate.

The accompanying notes are an integral part of these consolidated balance sheets.


                ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
                ------------------------------------------------
         (formerly known as Regal International, Inc. and Subsidiaries)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (Amounts in thousands)

                                                                     1999               1999              1998
                                                                 --------------    ---------------    --------------
                                                                      US$               Rmb                Rmb
Cash flows from operating activities:

         Net Loss                                                       (1,079)            (8,936)          (10,681)
         Adjustments to reconcile net loss to
             net cash used in operations:
                Minority interests                                        (270)            (2,238)           (4,972)
                Depreciation and amortization                              835              6,914             8,176
         Decrease in assets:
                Prepayments                                                  7                 62               119
                Other receivables and other current assets                (168)            (1,392)              351
                Due from a related company                                  82                680                 0
         Decrease in liabilities:
                Accounts payable                                          (792)            (6,554)          (10,405)
                Accrued expenses and other payables                        305              2,529              (579)
                Due to a related company                                   (43)              (352)                0
                Taxes other than income                                     (6)               (48)              (29)
                                                                 --------------    ---------------    --------------

Net cash used in operating activities                                   (1,127)            (9,335)          (18,020)
                                                                 --------------    ---------------    --------------

Cash flows used in from investing activities
         Acquisition of property, plant and equipment                     (102)              (846)             (452)
                                                                 --------------    ---------------    --------------

Cash flows from financing activities:
         (Repayment) Proceeds of long term bank loans                      (13)              (107)            5,500
         Due to related companies                                            0                  0                14
         Due to Chinese joint venture partner                              285              2,361             3,715
         Due to Ultimate holding company                                     0                  0             5,512
                                                                 --------------    ---------------    --------------

Net cash provided by financing activities                                  272              2,254            14,741
                                                                 --------------    ---------------    --------------

Net decrease in cash and cash equivalents                                 (957)            (7,927)           (3,731)
Cash and cash equivalents, at beginning of period                        2,146             17,769            19,875
                                                                 --------------    ---------------    --------------
Cash and cash equivalents, at end of period                              1,189              9,842            16,144
                                                                 ==============    ===============    ==============


Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on March 31, 1999 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 1999 or at any other certain rate.

The accompanying notes are an integral part of these consolidated statements of cash flows.

                ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
         (formerly known as Regal International, Inc. and Subsidiaries)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 (Amounts in thousands, except number of shares,
                   per share data and unless otherwise stated)

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES
      -------------------------------------

      Asia Resources Holdings Limited ("Asia Resources" or the "Company"), formerly known as Regal International Inc., was incorporated in the State of Delaware, the United States of America and is listed on the National Association of Securities Dealers ("NASD") Over-the-Counter "Bulletin Board" with an authorized share capital of US$2,500 representing 150,000,000 shares of common stock of US$0.01 each and 10,000,000 shares of preferred stock of US$0.1 each. Pursuant to a resolution passed by the shareholders of the Company dated October 27, 1998, the Company changed its name from Regal International, Inc. to Asia Resources Holdings Limited with effect from February 8, 1999.

      On February 19, 1999, the Company effected a 1-for-138 reverse stock split of its common stock and increased the authorized capital to 1,100,000,000 shares of common stock, par value at US$0.01 per share. The 1-for-1:38 reverse stock split and the amendment to the Company's Certificate of Incorporation to increase its authorized common stock was approved by the Company's shareholders at the special meeting held on October 27, 1998.

      Pursuant to an Acquisition Agreement dated February 8, 1996 between Asia Resources, Acewin Profits Limited ("AP"), a British Virgin Islands corporation, and China Strategic Holdings Limited ("CSH"), a company incorporated in Hong Kong and listed on The Stock Exchange of Hong Kong Limited, Asia Resources acquired all the issued and outstanding shares of AP at a consideration of US$13.5 million satisfied through the issuance of a US$13.5 million Convertible Note (the "Convertible Note A") by Asia Resources to Horler Holdings Limited ("Horler"), a British Virgin Islands corporation and a wholly-owned subsidiary of CSH, bearing interest at 9% per annum after an initial 6-month interest-free period. AP was also a wholly-owned subsidiary of CSH before the transfer and AP's sole asset was a 55% equity interest in Wuxi CSI Vibration Isolator Co. Ltd., a Sino-foreign equity joint venture incorporated in the People's Republic of China (the "PRC"), held through an intermediate Hong Kong company, China Machine (Holdings) Limited.

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

      In connection with an Acquisition Agreement dated September 10, 1996 between Asia Resources and Westronix Limited ("WL"), another wholly owned subsidiary of CSH, Asia Resources acquired all the issued and outstanding shares of WL at a consideration of US$30 million to be satisfied through the issuance of a US$30 million Convertible Note (the "Convertible Note B") by Asia Resources to Horler bearing interest at 9% per annum after an initial 6-month interest-free period and due and payable on September 10, 1999. The Convertible Note B is secured by all assets of WL and its subsidiaries. The principal and any unpaid interest owing on the Convertible Note B can be converted into shares of the Common Stock of Asia Resources ("Common Stock") at a conversion price of US$4.1676 per share (the conersion price has been adjusted to reflect 1-for-138 share split). On conversion, CSH would indirectly hold approximately 96.10% of the outstanding stock of the Company. WL's sole asset is a 51% equity interest in Hangzhou Zhongce Huantong Development Co. Ltd., a Sino-foreign equity joint venture incorporated in the PRC, held through an intermediate Hong Kong company, China Construction Holdings Limited.

      Pursuant to a Purchase Agreement dated September 11, 1996 between Asia Resources, an unrelated company incorporated in the Netherlands and CSH, Asia Resources sold all the issued and outstanding shares of AP at a consideration of US$13.95 million. The proceeds were then used to repay the principal of the Convertible Note A of US$13.5 million on September 13, 1996.

      During 1998, Horler agreed to reduce the interest rate of the Convertible Note B from 9% to 5% per annum for the year ended December 31, 1997. Subsequent to 1998, Horler agreed that no principal repayment of the Convertible Note B would be demanded until the Company is financially capable of doing so. However, the Convertible Note B continues to bear interest at 9% per annum.

      As of March 31, 1999, the Company had the following subsidiaries (together with the Company, collectively referred to as the "Group"):

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

      The transfer of CSH's equity interests in CCHL to WL and the transfer of CSH's equity interests in WL to Asia Resources were accounted for as reorganizations of companies under common control similar to a pooling of interests. The accompanying consolidated financial statements of the Company have been restated to present the transfers of CSH's interests in CCHL to WL and in WL to Asia Resources as if they had occurred on the date of formation of Hangzhou Toll Road, June 23, 1993. The acquisition of Hangzhou Toll Road was financed by advances from CSH. In 1996, the advances payable to CSH in relation to the above acquisition were capitalized and treated as an increase in additional paid-in capital. Due to the specific requirements of U.S. GAAP for transfers of assets between entities under common control, the difference of Rmb147,600 between the historical cost of the investment of CSH in Hangzhou Toll Road and the Company's acquisition cost was treated as a deemed dividend paid to CSH in 1993. This, together with the annual profits and losses, has resulted in the Company recording total shareholders' deficit of Rmb136,893 and Rmb 146,994 as of December 31, 1998 and March 31, 1999 respectively.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.   Basis of Consolidation
           ----------------------

           The consolidated financial statements include the financial statements of the Company and its majority owned and controlled subsidiaries. All material intercompany balances and transactions have been eliminated on consolidation.

      b.   Toll Revenue
           ------------

           Toll revenue represents the gross receipts at the toll stations, net of business tax calculated at 5% of the gross toll receipts.

      c.   Cash and Cash Equivalents
           -------------------------

           Cash and cash equivalents include cash on hand and demand deposits with banks an original maturity of three months or less. Cash and cash equivalents included United States Dollar deposits of US$556 (Rmb4,602) and US$454 (Rmb3,759) as of December 31, 1998 and March 31, 1999 respectively.

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

           Construction in progress ("CIP" see Note 4) represents new roads and bridges under construction and/or plant and machinery pending installation. This includes the costs of construction, the costs of plant and machinery and interest charges (net of interest income), arising from borrowings used to finance these assets during the period of construction or installation. No interest was capitalized for the year ended December 31, 1998 and period ended March 31, 1999.

           Hangzhou Toll Road retains the ownership interest in the road and bridges constructed during the joint venture period of 30 years from the date of formation. Upon expiration of the joint venture period, in accordance with the joint venture agreement, the roads and bridges owned by the Hangzhou Toll Road will be surrendered to the Chinese joint venture partner at no consideration.

      e.   Impairment of Long-lived Assets
           -------------------------------

           Statement of Financial Accounting Standard ("U.S. FAS") No. 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required, and if so, to measure the impairment. If the sum of expected future cash flows, undiscounted and without interest charges, is less than an asset's carrying value, an impairment loss is recognized; if the sum of the expected future cash flows is greater than an asset's carrying value, an impairment loss cannot be recognized. Measurement of an impairment loss is based on the fair value of the asset. U.S. FAS No. 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying value or fair value less cost to sell. Based on an assessment by the Company of the potential impact of U.S. FAS No. 121, there was no impairment loss as of December 31, 1998 and March 31, 1999.

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

           The Company and its subsidiaries (except WL and Hangzhou Toll Road) provide for Hong Kong profits tax on the basis of their income for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for profits tax purposes. As of December 31, 1998, and March 31, 1999, the Company and its subsidiaries did not have any assessable profits and accordingly, no provision for Hong Kong profits tax was made.

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

           No income tax provision was required for the year ended December 31, 1998 and for the three months ended March 31, 1999 as Hanghzou Toll Road did not have any assessable income.

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

      g.   Taxation : Business Tax
           -----------------------

           Hangzhou Toll Road is subject to business tax, which is the principal direct tax on the toll revenue generated. The business tax rate applicable to Hangzhou Toll Road is 5% for the years ended December 31, 1998, and the three months ended March 31, 1999.

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

      i.   Dedicated Capital
           -----------------

           In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, Hangzhou Toll Road maintains discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The board of directors of Hangzhou Toll Road will determine on an annual basis the amount of the annual appropriations to dedicated capital. For the period from January 1, 1996 to March 31, 1999, Hangzhou Toll Road did not report any profits in the statutory financial statements, and accordingly, no appropriation to dedicated capital has been made.

      j.   Use of Estimates
           ----------------

           The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      k.   Loss per Common Share
           ---------------------

           The calculation of basic loss per common share is based on the weighted average number of common shares outstanding during the three month ended March 31, 1998, and 1999 and adjusted retroactively for a 1-for-138 reverse stock split (see Notes 1 and 11). The calculation of diluted earnings per common share is based on the common shares outstanding during the three month ended March 31, 1998 and 1999, adjusted retroactively for the 1-for-138 reverse stock split effected on February 19, 1999, the assumed conversion of the Company's US$30 million convertible Note B as mentioned in Note 1 and the exercise of the stock options as mentioned in Note 12.

           The number of shares used in the computation was as follows:

                                                   1 9 9 8        1 9 9 9
                                                 -----------    -----------

           Basic EPS computation                    597,132        597,132

           Diluted EPS computation                  597,132        597,132


      l.   Fair Value of Financial Instruments
           -----------------------------------

           The Company values its financial instruments as required by U.S. SAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

           The carrying amounts of cash and cash equivalents, notes receivables and convertible note payable are reasonable estimates of their fair values. The interest rate on the Company's convertible note payable approximates that which would have been available at December 31, 1998 and March 31, 1999 for debt of similar remaining maturity.

           The estimated fair values of notes receivable were Rmb10,317 and Rmb10,549 as of December 31, 1998 and March 31, 1999 respectively, representing the net present values computed based on estimated current market rates for similar instruments. The carrying values of these notes receivable were Rmb11,373 and Rmb11,391 as of December 31, 1998 and March 31, 1999 respectively.

      m.   Comprehensive Income
          ---------------------

           In 1998, the Company adopted U.S. SAS No. 130, "Reporting Comprehensive Income" which requires the components of comprehensive income to be disclosed in the financial statements. Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. For the Company, comprehensive income only represents its net income and the adoption of U.S. SAS No. 130 did not have a material effect on the Company's primary financial statements.

      n.   Segment Information
           -------------------

           In 1998, the Company adopted U.S. SAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires certain information to be reported about operating segments on a basis consistent with the Company's internal organization structure. The adoption of U.S. SAS No. 131 did not have a material effect on the Company's primary financial statements, but did affect the disclosure of segment information contained in Note 14.


4.    PROPERTY, PLANT AND EQUIPMENT
      -----------------------------


                                                      March 31,     December 31,
                                                        1999          1998
                                                    -------------  -------------
                                                         Rmb'000       Rmb'000

            Land use rights                               10,541        10,541
            Road and bridges                             754,084       754,084
            Buildings                                      4,391         4,391
            Machinery and equipment                        4,187         4,187
            Motor vehicles                                 3,811         3,811
            Furniture, fixtures and office equipment         106           106
            Safety equipment                              14,129        14,129
            Construction-in-progress                       7,249         6,403
            Less : Accumulated depreciation              (66,232)      (59,318)
                                                    -------------  -------------
            Net book value                               732,266       738,334
                                                    =============  =============

5.    LONG-TERM BANK LOANS
      --------------------


      Long-term bank loans, all of which are unsecured, bear average interest rates of approximately 9.19% as of December 31, 1998 and 8.46% as of March 31, 1999 and are repayable as follows:

                                                      March 31,     December 31,
                                                        1999          1998
                                                    -------------  -------------
                                                         Rmb'000       Rmb'000

                   1999                                   30,000        50,000
                   2000                                  120,500       120,500
                   2001                                  134,658       134,658
                   2002                                   49,761        49,868
                   2003                                   39,500        39,500
                                                    -------------  -------------
                                                         394,419       394,526
                                                    =============  =============

      -----------------------------

      Long-term bank loans included United States Dollar loans of US$3,560 (Rmb29,526) and US$3,560 (Rmb29,526) as of December 31, 1998 and March 31,
      1999 respectively. Loans amounting to Rmb394,526 as of December 31,1998 and Rmb394,419 as of March 31, 1999 respectively are guaranteed by a related company.

6.    NOTES RECEIVABLE
      ----------------

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

      During 1998, New Regal re-negotiated the terms of the US$900 Note with the Company and revised payment schedule was reached. Under the revised payment schedule, the payment of several monthly installments by New Regal in 1998 and 1999 were suspended and the payment of the outstanding principal balance of US$573 was to be settled by sixty equal monthly installments commencing March 1999. The US$900 Note continues to bear interest at 9% per annum during the period of payment suspension in 1998 and 1999 and thereafter.

      The Company believes that no provision is required for the two notes.

7.    DISTRIBUTION OF PROFITS
      -----------------------

      Dividends from the Operating Subsidiary will be declared based on the profits as reported in the statutory financial statements. Such profits will be different from the amounts reported under U.S. GAAP. As of December 31, 1998 and March 31, 1999, the Hangzhou Toll Road had no available retained earnings for distribution according to its statutory financial statements.

8.    PROVISION FOR INCOME TAXES
      --------------------------

      The reconciliation of the effective income tax rate based on loss before income taxes and minority interests stated in the consolidated statements of operations to the statutory income tax rates in Hong Kong, the British Virgin Islands, the PRC and the U.S. is as follows:

                                                        1999           1998
                                                    -------------  -------------
      Weighted average statutory tax rate                  33.0%          33.0%
      Establishment of a valuation allowance              (33.0%)        (33.0%)
                                                    -------------  -------------
      Effective tax rate                                      -              -
                                                    =============  =============

      Provision for income taxes consists of:

                                                        1999           1998
                                                    -------------  -------------
                                                         Rmb            Rmb

      Current                                                 -              -
      Deferred                                              368          6,696
      Adjustment of valuation allowance                    (368)        (6,696)
                                                    -------------  -------------
                                                              -              -
                                                    =============  =============

      The valuation allowance refers to the portion of the deferred tax assets that are not "more likely than not" going to be realized. The realization of these benefits depends upon the ability of the Group to generate income in future years. No provision or benefit for deferred income taxes was recognized in December 31, 1998 and March 31, 1999.


9.    RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
      -------------------------------------------

      Hangzhou Toll Road guaranteed bank borrowings of a related company of CSH in an amount of Rmb93 million as of December 31, 1998 and March 31, 1999.

      The Company paid management fees of US$155 (Rmb1,283) and US$38.8 (Rmb321) to CSH during 1998 and three months ended March 31, 1999 for administrative services rendered to the Company by CSH.

      Amounts due to immediate holding company represented interest payable on Convertible Note B mentioned in Note 1.

      Amounts due to ultimate holding company are unsecured and non-interest bearing.

      CSH has committed to provide continuing financial support to the Company to the extent of CSH's interest in the Company for a period ending on December 1999.


10.   DUE TO CHINESE JOINT VENTURE PARTNER
      ------------------------------------

      Balances due to the Chinese joint venture partner as at December 31, 1998 and March 31, 1999 represented money borrowed from the Chinese joint venture partner to finance the construction of the Projects of Hangzhou Toll Road. These amounts are unsecured, bear interest at 13.18% per annum.

11.   COMMON AND PREFERRED STOCK
      --------------------------

      Pursuant to resolutions passed by the shareholders of the Company dated October 27, 1998, the Company effected on February 19, 1999, a 1-for-138 reverse stock split for the common stock and increased its authorized capital stock to 1,100,000,000 shares of common stock, par value US$0.01 per share by amending its Certificate of Incorporation which was filed with the State of Delaware on February 8, 1999.

      As a result of the 1-for-138 reverse stock split, the then outstanding 81,764,456 shares of common stock with a par value of US$0.01 each have become 597,132 shares of common stock with a par value of US$0.01 each. In this connection, an amount of approximately US$812 (equivalent to approximately Rmb6,757) was transferred from outstanding common stock to additional paid-in capital. All references in the accompanying consolidated financial statements to number of shares and per share amount of common stock have been adjusted retroactively for this 1-for-138 reverse stock split.

12.   STOCK OPTIONS
      -------------

      The following tables summarize the movement of share options of the Company which are ten-year stocks issued in 1989 in connection with an arrangement for additional financing and extension of debt.

         COMMON STOCK OPTIONS

                                                        1999           1998
                                                    -------------  -------------
            Shares under option as at January 1,        150,000        150,000
            Expired                                           -              -
                                                    -------------  -------------
            Shares under option as at March 31,         150,000        150,000
                                                    =============  =============

            Average exercise price of outstanding     US$21.528      US$21.528
            options                                 =============  =============

            Exercisable at end of period                150,000        150,000
                                                    =============  =============



13.   RETIREMENT PLANS
      ----------------

      As stipulated by the regulations of the Chinese government, all of the local staff of Hangzhou Toll Road are entitled to an annual pension on retirement, which is equal to their basic salaries at their retirement dates. The Chinese government is responsible for the pension liability to retired staff. Hangzhou Toll Road is only required to make specified contributions to the state-sponsored retirement plan calculated at 23% of the basic salary of the staff. The expense included in the financial statements of Hangzhou Toll Road related to these arrangements was Rmb49 and Rmb236 for the three months ended March 31, 1998 and 1999 respectively.

14.   SEGMENT INFORMATION
      -------------------

      The Group operates soley, through its Operating Subsidiary, in the toll road construction and management business in Hangzhou, Zhejiang Province, the PRC. Accordingly, it has only one reportable segment. All intercompany transactions have been eliminated in the following segment information disclosures. Corporate identifiable assets include primarily cash and cash equivalents and notes receivable (see Note 6).

                                                    March 31,                                    March 31,
                                                    1 9 9 8                                      1 9 9 9
                                    ----------------------------------------------------------------------------------------------
                                    Hangzhou                                         Hangzhou
                                    Toll Road         Corporate         Total        Toll Road         Corporate         Total
                                    ----------        ----------      ----------     ----------        ----------       ----------


      Toll revenue                     10,673                 -          10,673         13,546                 -           13,546
      Depreciation and amortization    (8,176)                -          (8,176)        (6,914)                -           (6,914)
      Interest expense                (10,258)           (5,511)        (15,769)       (10,146)           (5,512)         (15,658)
      Loss before minority
         Interest                     (10,148)           (5,506)        (15,654)        (4,569)           (6,604)         (11,173)
      Identifiable assets             760,899            21,711         782,610        741,167            15,152          756,319
      Capital expenditures                452                 -             452            846                 -              846


15.   OTHER SUPPLEMENTAL INFORMATION
      ------------------------------



The following items are included in the consolidated statements of operations:

                                                        1999           1998
                                                    -------------  -------------
                                                         Rmb            Rmb

         Business tax                                        330           728

16.   CONTINGENCY
      -----------

      Hangzhou Toll Road has obtained an approval from the local government to offset the toll profit collected from the first and second phases of the toll road against the construction-in-progress balances under PRC GAAP until the Projects were completed in 1998. Thus, the tax holiday has been deferred until the Projects are completed. As such, Hangzhou Toll Road reported zero net profits in its statutory financial statements starting from the commencement of operations in 1993 to 1997. The Company and Hangzhou Toll Road plan to record the net profits offset against the Projects during 1993 to 1997 as income in its financial statements prepared in accordance with PRC GAAP in the first two years after commencement of the tax holiday. However, this treatment is subject to the approval of the local tax bureau. In the opinion of the directors, it is not probable that such a liability will arise. Hangzhou Toll Road reported losses in its statutory accounts for the three months ended March 31, 1999 and accordingly, the tax holiday will not commence until its first profit making year.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Overview:


      As of March 31, 1999, the Company had the following subsidiaries (together with the Company, collectively referred to as the "Group"):

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

      To date, the approvals from the relevant government authorities have not been obtained despite efforts by the management of the joint venture and the Company. The Board of Directors of the Company are currently of the view that the necessary approvals may not be obtained and the agreement cannot be effectuated without such approvals. Accordingly, the Company has continued to consolidate Hangzhou Toll Road for the year/period ended December 31, 1998 and March 31, 1999 and has not reflected the Guaranteed Distribution Agreement in the accounts.

      RESULTS OF OPERATION:
      SUMMARY FINANCIAL INFORMATION
      -----------------------------


                                  Three months
                                 ended March 31,
                                    1999 1998
                                                    -------------  -------------
                                                        Rmb'000        Rmb'000

            Toll revenue                                 13,546         10,673
            General and administrative expenses           9,125         10,551
            Interest income                                  61             11
            Interest expense                             15,658         15,769
            Exchange gain/(loss)                              3            (17)
            Net loss                                     (8,936)       (10,681)



TOLL REVENUE

      Toll revenue increased by 26.9% or Rmb2,873,000 in the three months ended March 31, 1999 as compared with the same period in last year. This was primarily attributable to an increase in traffic volume by 20.1% from 1,149,000 vehicles for the first three months ended of 1998 to 1,380,000 vehicles for the first three months of 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

      During the three months ended March 31, 1999, general and administrative expenses decreased by 13.5% to Rmb9,125,000 from Rmb10,551,000 for the three months ended March 31, 1999 as compared to the same period in 1998. This is due to the fact that tighter cost control in the toll operation is implemented.


INTEREST INCOME
---------------

      Interest income was mainly derived from bank deposits.


INTEREST EXPENSE

      As compared with last period, interest expense decreased by 0.7% to Rmb15,658,000. No significant change in finance structure of the Group during the three month ended March 31, 1999.


NET LOSS

      During the three months ended March 31, 1999, net loss of the Company decreased slightly by 16.3% to a net loss of Rmb8,936,000 from a net loss of Rmb10,681,000 for the three months ended March 31, 1998. This was a direct result of the opening of the second and third phases of the toll road in early and mid 1998, respectively.


      LIQUIDITY AND CAPITAL RESOURCES

      For the three months ended March 31, 1999, net cash used in operating activities and investing activities was approximately Rmb 9.335 million and Rmb 0.846 million respectively. Net cash provided by financing activities amounted to Rmb 2.254 million, resulting in a net decrease in cash and cash equivalents of approximately Rmb 7.927 million for the three months ended March 31, 1999.


      EFFECTS OF INFLATION

      The general inflation rate in terms of the Retail Price Index in China was approximately 6.3%, 0.8% and -2.6% for 1996, 1997 and 1998, respectively. Management believes that inflation would not have significant impact on the Group.

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

                 Filed Form 8-K/A on March 10, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ASIA RESOURCES HOLDINGS LIMITED
                                     (Registrant)



     Date:                           /s/ Mico Chung
          -------------------        -------------------------------------------
                                         Mico Chung, President



     Date:                           /s/ Lien Kait Long
          -------------------        -------------------------------------------
                                         Lien Kait Long, Chief Financial Officer