Form 10QSB
period 1999-06-30
REGAL INTERNATIONAL INC
filed 1999-08-20
CIK 357434

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

[ ]   TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-8334

                         ASIA RESOURCES HOLDINGS LIMITED
           (Exact name of small business as specified in its charter)


            Delaware                                              75-1071589
--------------------------------                             -------------------
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

                                 Yes X No _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : July 31, 1999, 597,133 shares.

Transitional Small Business Disclosure Format (check one) :
                                  Yes ____ No X

                                TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION
                                                                            PAGE
                                                                            ----
     ITEM 1   -     FINANCIAL STATEMENTS

         Consolidated Statements of Operations
         for the six months ended June 30, 1999
         and 1998 (Unaudited)                                                 1

         Consolidated Balance Sheets at June 30, 1999 (Unaudited)
         and December 31,1998                                                 2

         Consolidated Statements of Cash Flows
         for the six months ended June 30, 1999
         and 1998 (Unaudited)                                                 3

         Notes to Consolidated Financial Statements                       4 - 16

     ITEM 2   -     MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OR PLAN OF OPERATION                                  17- 20


PART II  -        OTHER INFORMATION

     ITEM 1   -     LEGAL PROCEEDINGS                                        21

     ITEM 2   -     CHANGE IN SECURITIES                                     21

     ITEM 3   -     DEFAULTS UPON SENIOR SECURITIES                          21

     ITEM 4   -     SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS                                      21

     ITEM 5   -     OTHER INFORMATION                                        21

     ITEM 6   -     EXHIBITS AND REPORTS ON FORM 8-K                         21


                             ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
                             ------------------------------------------------
                      (formerly known as Regal International, Inc. and Subsidiaries)
                            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                            -------------------------------------------------
                           FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                   (Amounts in thousands, except number of shares and per share data)

                                                         Six Months                       Three Months
                                                        Ended June 30                    Ended June 30
                                             ------------------------------------   -----------------------
                                                1999         1999         1998         1999         1998
                                             ----------   ----------   ----------   ----------   ----------
                                                 US$          Rmb          Rmb          Rmb          Rmb
Toll revenue                                     3,328       27,555       22,934       14,009       12,261

General and administrative expenses             (2,359)     (19,536)     (23,653)     (10,410)     (13,102)

Interest income                                     62          513          381          452          370

Interest expense                                (3,784)     (31,331)     (32,141)     (15,673)     (16,372)

Exchange gain, net                                   0            3          104            0          121
                                             ----------   ----------   ----------   ----------   ----------
       Loss before income taxes and
          minority interests                    (2,753)     (22,796)     (32,375)     (11,622)     (16,722)
Provision for income taxes                           -            -            -            -            -
                                             ----------   ----------   ----------   ----------   ----------
       Loss before minority interests           (2,753)     (22,796)     (32,375)     (11,622)     (16,722)
Minority interests                                 633        5,240        9,955        3,002        4,983
                                             ----------   ----------   ----------   ----------   ----------

       Net loss                                 (2,120)     (17,556)     (22,420)      (8,620)     (11,739)
                                             ==========   ==========   ==========   ==========   ==========


Loss per common share (Basic):                   (3.55)      (29.40)      (37.55)      (14.44)      (19.66)
                                             ==========   ==========   ==========   ==========   ==========


Weighted average common
shares outstanding                             597,133      597,133      597,133      597,133      597,133
                                             ==========   ==========   ==========   ==========   ==========

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on June 30, 1999 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 1999 or at any other certain rate.


The accompanying notes are an integral part of these consolidated statements of operation.


                                    ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
                                    ------------------------------------------------
                             (formerly known as Regal International, Inc. and Subsidiaries)
                                               CONSOLIDATED BALANCE SHEETS
                                               ---------------------------
                                           AS OF JUNE 30, 1999 (UNAUDITED) AND
                                            AS OF DECEMBER 31, 1998 (AUDITED)
                                                    (Amounts in thousands)

                                                                     June               June            December
                                                                   30, 1999           30, 1999          31, 1998
                                                                ---------------    ---------------   ---------------
                                                                     US$                Rmb               Rmb
ASSETS
------

Current assets
       Cash and cash equivalents                                           854              7,074            17,769
       Prepayments                                                         121              1,002               921
       Other receivables and other current assets                          179              1,482               587
       Due from a related company                                            0                  0               680
                                                                ---------------    ---------------   ---------------

Total current assets                                                     1,154              9,558            19,957

Notes receivable                                                         1,422             11,775            11,373
Property, plant and equipment, net                                      87,915            727,932           738,334
                                                                ---------------    ---------------   ---------------

Total assets                                                            90,491            749,265           769,664
                                                                ===============    ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities
       Long-term bank loans - current portion                            4,227             35,000            50,000
       Accounts payable                                                  1,222             10,118            18,288
       Accrued expenses and other payables                                 304              2,513             6,594
       Due to a related company                                              1                 10                10
       Taxes other than income                                              27                222               287
                                                                ---------------    ---------------   ---------------

Total current liabilities                                                5,781             47,863            75,179

Long-term bank loans                                                    43,417            359,499           344,526
Convertible note payable                                                29,994            248,349           248,451
Due to Chinese joint venture partner                                    10,253             84,897            80,156
Due to ultimate holding company                                          5,275             43,678            33,576
                                                                ---------------    ---------------   ---------------

Total liabilities                                                       94,721            784,286           781,888
                                                                ---------------    ---------------   ---------------

Minority interests                                                      14,424            119,429           124,669

Shareholders' deficit:
       Common stock                                                          6                 49             6,806
       Additional paid-in capital                                        2,721             22,530            15,773
       Accumulated deficit                                             (21,380)          (177,029)         (159,472)
                                                                ---------------    ---------------   ---------------

Total shareholders' deficit                                            (18,653)          (154,450)         (136,893)
                                                                ---------------    ---------------   ---------------

Total liabilities and shareholders' deficit                             90,491            749,265           769,664
                                                                ===============    ===============   ===============


Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on June 30, 1999 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 1999 or at any other certain rate.

The accompanying notes are an integral part of these consolidated balance sheets.


                                    ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
                                    ------------------------------------------------
                            (formerly known as Regal International, Inc. and Subsidiaries)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 -------------------------------------------------
                                      FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                   (Amounts in thousands)

                                                                             1999               1999                 1998
                                                                          -----------        -----------          -----------
                                                                              US$                Rmb                  Rmb
Cash flows from operating activities:

          Net Loss                                                            (2,120)            (17,556)            (22,419)
          Adjustments to reconcile net loss to
              net cash used in operations:
                 Minority interests                                             (633)             (5,240)             (9,955)
                 Depreciation and amortization                                 1,684              13,944              16,338
          (Increase)/Decrease in assets:
                 Prepayments                                                     (10)                (81)                 (8)
                 Other receivables and other current assets                     (157)             (1,297)                144
                 Due from a related company                                       82                 680                   0
          Increase/(Decrease) in liabilities:
                 Accounts payable                                               (986)             (8,169)            (11,824)
                 Accrued expenses and other payables                            (505)             (4,184)             (8,623)
                 Taxes other than income                                          (8)                (65)                 70
                                                                          -----------         -----------         -----------
Net cash used in operating activities                                         (2,653)            (21,968)            (36,277)

Cash flows used in from investing activities
          Prepayments for construction-in-progress                                 0                   0                  23
          Acquisition of property, plant and equipment                          (428)             (3,542)              1,883
                                                                          -----------         -----------         -----------
Net cash (used) in/provided by investing activities                             (428)             (3,542)              1,906
                                                                          -----------         -----------         -----------
Cash flows from financing activities:
          (Repayment) Proceeds of long term bank loans                            (3)                (28)              5,500
          Increase in due to a related company                                     0                   0                  28
          Increase in due to Chinese joint venture partner                       573               4,741                 988
          Increase in due to Ultimate holding company                          1,219              10,102              18,484
                                                                          -----------         -----------         -----------
Net cash provided by financing activities                                      1,789              14,815              25,000
                                                                          -----------         -----------         -----------
Net decrease in cash and cash equivalents                                     (1,292)            (10,695)             (9,371)
Cash and cash equivalents, at beginning of period                              2,146              17,769              19,875
                                                                          -----------         -----------         -----------
Cash and cash equivalents, at end of period                                      854               7,074              10,504
                                                                          ===========         ===========         ===========

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on June 30, 1999 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 1999 or at any other certain rate.

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

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES
      -------------------------------------
      Asia Resources Holdings Limited ("Asia Resources" or the "Company"), formerly known as Regal International, Inc., was incorporated in the State of Delaware, the United States of America and is listed on the National Association of Securities Dealers ("NASD") Over-the-Counter "Bulletin Board" with an authorized share capital of US$2,500 representing 150,000,000 shares of common stock of US$0.01 each and 10,000,000 shares of preferred stock of US$0.1 each. Pursuant to a resolution passed by the shareholders of the Company dated October 27, 1998, the Company changed its name from Regal International, Inc. to Asia Resources Holdings Limited with effect from February 8, 1999.

      On February 19, 1999, the Company effected a 1-for-138 reverse stock split of its common stock and increased the authorized capital to 1,100,000,000 shares of common stock, per value of US$0.01 per share. The 1-for-138 reverse stock split and the amendment to the Company's Certificate of Incorporation to increase authorized common stock was approved by the Company's shareholders at the special meeting held on October 27, 1998.

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

      In connection with an Acquisition Agreement dated September 10, 1996 between Asia Resources and Westronix Limited ("WL"), another wholly owned subsidiary of CSH, Asia Resources acquired all the issued and outstanding shares of WL at a consideration of US$30 million to be satisfied through the issuance of a US$30 million Convertible Note (the "Convertible Note B") by Asia Resources to Horler bearing interest at 9% per annum after an initial 6-month interest-free period and due and payable on September 10, 1999. The Convertible Note B is secured by all assets of WL and its subsidiaries. The principal and any unpaid interest owing on the Convertible Note B can be converted into shares of the common stock of Asia Resources at a conversion price of US$4.1676 per share (the conversion price has been adjusted to reflect the 1-for-138 reverse stock share split). On conversion, CSH would indirectly hold approximately 96.10% of the outstanding stock of the Company. WL's sole asset is a 51% equity interest in Hangzhou Zhongce Huantong Development Co. Ltd., a Sino-foreign equity joint venture incorporated in the PRC, held through an intermediate Hong Kong company, China Construction Holdings Limited.

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

      As of June 30, 1999, the Company had the following subsidiaries (together with the Company, collectively referred to as the "Group"):

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

      To date, the approvals from the relevant government authorities have not been obtained despite efforts by the management of the joint venture and the Company. The Board of Directors of the Company are currently of the view that the necessary approvals may not be obtained and the agreement cannot be effectuated without such approvals. Accordingly, the Company has continued to consolidate Hangzhou Toll Road for the year ended December 31, 1998 and the six months end June 30, 1999 and has not reflected the Guaranteed Distribution Agreement in the accounts.

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

      The transfer of CSH's equity interests in CCHL to WL and the transfer of CSH's equity interests in WL to Asia Resources were accounted for as reorganizations of companies under common control similar to a pooling of interests. The accompanying consolidated financial statements of the Company have been restated to present the transfers of CSH's interests in CCHL to WL and in WL to Asia Resources as if they had occurred on the date of formation of Hangzhou Toll Road, June 23, 1993. The acquisition of Hangzhou Toll Road was financed by advances from CSH. In 1996, the advances payable to CSH in relation to the above acquisition were capitalized and treated as an increase in additional paid-in capital. Due to the specific requirements of U.S. GAAP for transfers of assets between entities under common control, the difference of Rmb147,600 between the historical cost of the investment of CSH in Hangzhou Toll Road and the Company's acquisition cost was treated as a deemed dividend paid to CSH in 1993. This, together with the annual profits and losses, has resulted in the Company recording total shareholders' deficit of Rmb136,893 and Rmb154,450 as of December 31, 1998 and June 30, 1999 respectively.

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

     c.  Cash and Cash Equivalents
         -------------------------

         Cash and cash equivalents include cash on hand and demand deposits with banks an original maturity of three months or less. Cash and cash equivalents included United States Dollar deposits of US$556 (Rmb4,602) and US$410 (Rmb3,393) as of December 31, 1998 and June 30,1999 respectively.

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

         Construction in progress ("CIP" see Note 4) represents new roads and bridges under construction and/or plant and machinery pending installation. This includes the costs of construction, the costs of plant and machinery and interest charges (net of interest income), arising from borrowings used to finance these assets during the period of construction or installation. No interest was capitalized for the year ended December 31, 1998 and the six months ended June 30, 1999.

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

     e.  Impairment of Long-lived Assets
         -------------------------------

         Statement of Financial Accounting Standard ("U.S. FAS") No. 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required, and if so, to measure the impairment. If the sum of expected future cash flows, undiscounted and without interest charges, is less than an asset's carrying value, an impairment loss is recognized; if the sum of the expected future cash flows is greater than an asset's carrying value, an impairment loss cannot be recognized. Measurement of an impairment loss is based on the fair value of the asset. U.S. FAS No. 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying value or fair value less cost to sell. Based on an assessment by the Company of the potential impact of U.S. FAS No. 121, there was no impairment loss as of December 31, 1998 and June 30, 1999.

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

         The Company and its subsidiaries (except WL and Hangzhou Toll Road) provide for Hong Kong profits tax on the basis of their income for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for profits tax purposes. As of December 31, 1998, and June 30, 1999, the Company and its subsidiaries did not have any assessable profits and accordingly, no provision for Hong Kong profits tax was made.

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

         No income tax provision was required for the year ended December 31, 1998 and for the six months ended June 30, 1999 as Hanghzou Toll Road did not have any assessable income.

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

     g.  Taxation : Business Tax
         -----------------------

         Hangzhou Toll Road is subject to business tax, which is the principal direct tax on the toll revenue generated. The business tax rate applicable to Hangzhou Toll Road is 5% for the years ended December 31, 1998, and the six months ended June 30, 1999.

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

     i.  Dedicated Capital
         -----------------

         In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, Hangzhou Toll Road maintains discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The board of directors of Hangzhou Toll Road will determine on an annual basis the amount of the annual appropriations to dedicated capital. For the period from January 1, 1996 to June 30, 1999, Hangzhou Toll Road did not report any profits in the statutory financial statements, and accordingly, no appropriation to dedicated capital has been made.

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

     k.  Loss per Common Share
         ---------------------

         The calculation of basic loss per common share is based on the weighted average number of common shares outstanding during the six month ended June 30, 1998, and 1999 and adjusted retroactively for a 1-for-138 reverse stock split (see Notes 1 and 11). No diluted loss per common share is calculated because the effect is anti-dilutive.

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

         The carrying amounts of cash and cash equivalents, notes receivables and convertible note payable are reasonable estimates of their fair values. The interest rate on the Company's convertible note payable approximates that which would have been available at December 31, 1998 and June 30, 1999 for debt of similar remaining maturity.

         The estimated fair values of notes receivable were Rmb10,317 and Rmb10,549 as of December 31, 1998 and June 30, 1999 respectively, representing the net present values computed based on estimated current market rates for similar instruments. The carrying values of these notes receivable were Rmb11,373 and Rmb11,775 as of December 31, 1998 and June 30, 1999 respectively.

     m.  Comprehensive Income
         --------------------

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

4.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

                                                                       June 30,           December 31,
                                                                         1999                1998
                                                                  ----------------     -----------------
                                                                       Rmb'000              Rmb'000

            Land use rights                                                10,541                10,541
            Road and bridges                                              756,638               754,084
            Buildings                                                       4,391                 4,391
            Machinery and equipment                                         4,187                 4,187
            Motor vehicles                                                  3,811                 3,811
            Furniture, fixtures and office equipment                          106                   106
            Safety equipment                                               14,129                14,129
            Construction-in-progress                                        7,391                 6,403
            Less : Accumulated depreciation and
                      amortization                                        (73,262)              (59,318)
                                                                  ----------------     -----------------
            Net book value                                                727,932               738,334
                                                                  ================     =================

5.   LONG-TERM BANK LOANS
     --------------------

     Long-term bank loans, all of which are unsecured, bear average interest rates of approximately 9.19% as of December 31, 1998 and 6.93% as of June 30, 1999 respectively and are repayable as follows:

                                               June 30,           December 31,
                                                 1999                 1998
                                           ----------------     ----------------
                                                Rmb'000           Rmb'000

            1999                                    35,000               50,000
            2000                                   135,579              120,500
            2001                                   134,658              134,658
            2002                                    49,761               49,868
            2003                                    39,500               39,500
                                           ----------------     ----------------
            Total                                  394,498              394,526
                                           ================     ================

     Long-term bank loans included United States Dollar loans of US$3,560 (Rmb29,526) and US$3,560 (Rmb29,526) as of December 31, 1998 and June 30,
     1999 respectively. Loans amounting to Rmb394,526 as of December 31,1998 and Rmb394,498 as of June 30, 1999 respectively are guaranteed by a related company.

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

      During 1998, New Regal re-negotiated the terms of the US$900 Note with the Company and revised payment schedule was reached. Under the revised payment schedule, the payment of several monthly installments by New Regal in 1998 and 1999 were suspended and the payment of the outstanding principal balance of US$573 was to be settled by sixty equal monthly installments commencing March 1999. Pursuant to an agreement of the parties concerned, the date of repayment was further amended to January 2000.

     The Company believes that no provision is required for the two notes.

7.   DISTRIBUTION OF PROFITS
     -----------------------

     Dividends from the Hangzhou Toll Road will be declared based on the profits as reported in the statutory financial statements. Such profits will be different from the amounts reported under U.S. GAAP. As of December 31, 1998 and June 30, 1999, the Hangzhou Toll Road had no available retained earnings for distribution according to its statutory financial statements.

8.   PROVISION FOR INCOME TAXES
     --------------------------

     The reconciliation of the effective income tax rate based on loss before income taxes and minority interests stated in the consolidated statements of operations to the statutory income tax rates in Hong Kong, the British Virgin Islands, the PRC and the U.S. is as follows:

                                                    Jan-June         Jan-June
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
                                                 =============    =============

    Provision for income taxes consists of:
                                                     Jan-June        Jan-June
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
                                                  =============   =============

      The valuation allowance refers to the portion of the deferred tax assets that are not "more likely than not" going to be realized. The realization of these benefits depends upon the ability of the Group to generate income in future years. No provision or benefit for deferred income taxes was recognized for the year and December 31,, 1998 and the six months ended June 30, 1999.

9.   RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
     -------------------------------------------

     Hangzhou Toll Road guaranteed bank borrowings of a related company of CSH in an amount of Rmb93 million as of December 31, 1998 and June 30, 1999.

     The Company paid management fees of US$155 (Rmb1,283) and US$78 (Rmb642) to CSH during 1998 and the six months ended June 30, 1999 for administrative services rendered to the Company by CSH.

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

10.  DUE TO CHINESE JOINT VENTURE PARTNER
     ------------------------------------

     Balances due to the Chinese joint venture partner as at December 31, 1998 and June 30, 1999 represented money borrowed from the Chinese joint venture partner to finance the construction of the Projects of Hangzhou Toll Road. These amounts are unsecured and bear interest at 13.18% per annum.

11.  COMMON AND PREFERRED STOCK
     --------------------------

     Pursuant to resolutions passed by the shareholders of the Company dated October 27, 1998, the Company effected on February 19, 1999 a 1-for-138 reverse stock split for the common stock and increased its authorized capital stock to 1,100,000,000 shares of common stock par value at US$0.01 per share, by amending its Certificate of Incorporation which was filed with the Secretary of State of the State of Delaware on February 8, 1999.

     As a result of the 1-for-138 reverse stock split, the then outstanding 81,764,456 shares of common stock with a par value of US$0.01 each have become 597,133 shares of common stock with a par value of US$0.01 each. In this connection, an amount of approximately US$812 (equivalent to approximately Rmb6,757) was transferred from outstanding common stock to additional paid-in capital. All references in the accompanying consolidated financial statements to number of shares and per share amount of common stock have been adjusted retroactively for this 1-for-138 reverse stock split.

12.  STOCK OPTIONS
     -------------

     The following tables summarize the movement of share options of the Company which are ten-year stocks issued in 1989 in connection with an arrangement for additional financing and extension of debt.

         COMMON STOCK OPTIONS
                                                                               1999                 1998
                                                                         ----------------     ---------------
              Shares under option as at January 1,                               150,000             150,000
              Expired                                                               -                   -
                                                                         ----------------     ---------------
              Shares under option as at June 30,                                 150,000             150,000
                                                                         ================     ===============

              Average exercise price of outstanding options                    US$21.528           US$21.528
                                                                         ================     ===============

              Exercisable at end of period                                       150,000             150,000
                                                                         ================     ===============

13.  RETIREMENT PLANS
     ----------------

     As stipulated by the regulations of the Chinese government, all of the local staff of Hangzhou Toll Road are entitled to an annual pension on retirement, which is equal to their basic salaries at their retirement dates. The Chinese government is responsible for the pension liability to retired staff. Hangzhou Toll Road is only required to make specified contributions to the state-sponsored retirement plan calculated at 23% of the basic salary of the staff. The expenses included in the financial statements of Hangzhou Toll Road related to these arrangements was Rmb103 and Rmb472 for the six months ended June 30, 1998 and 1999 respectively.

14.  SEGMENT INFORMATION
     -------------------

     The Group operates soley, through its Hangzhan Toll Road, in the toll road construction and management business in Hangzhou, Zhejiang Province, the PRC. Accordingly, it has only one reportable segment. All intercompany transactions have been eliminated in the following segment information disclosures. Corporate identifiable assets include primarily cash and cash equivalents and notes receivable (see Note 6).

                                                   June 30                                          June 30
                                                   1 9 9 9                                          1 9 9 8
                                    -------------------------------------            ------------------------------------
                                    Hangzhou                                         Hangzhou
                                    Toll Road      Corporate       Total             Toll Road      Corporate       Total
                                    ---------      ---------       -----             ---------      ---------       -----

     Toll revenue                     27,555              -      27,555                22,934              -      22,934
     Depreciation and amortization   (13,944)             -     (13,944)              (16,338)             -     (16,338)
     Interest expense                (21,231)       (10,100)    (31,331)              (20,944)       (11,197)    (32,141)
     Loss before minority
         Interests                   (10,693)       (12,103)    (22,796)              (23,643)        (8,731)    (32,374)
     Identifiable assets             734,095         15,170     749,265               747,463         19,322     766,785
     Capital expenditures              3,542              -       3,542                (1,883)             -      (1,883)


15.  OTHER SUPPLEMENTAL INFORMATION
     ------------------------------

     The following item is included in the consolidated statements of operations:

                                                       Jan-June        Jan-June
                                                           1999            1998
                                                  --------------  --------------
                                                            Rmb             Rmb

        Business tax                                       1480             900

16.  CONTINGENCY
     -----------

     Hangzhou Toll Road has obtained an approval from the local government to offset the toll profit collected from the first and second phases of the toll road against the construction-in-progress balances under PRC GAAP until the Projects were completed in 1998. Thus, the tax holiday has been deferred until the Projects are completed. As such, Hangzhou Toll Road reported zero net profits in its statutory financial statements starting from the commencement of operations in 1993 to 1997. The Company and Hangzhou Toll Road plan to record the net profits offset against the Projects during 1993 to 1997 as income in its financial statements prepared in accordance with PRC GAAP in the first two years after commencement of the tax holiday. However, this treatment is subject to the approval of the local tax bureau. In the opinion of the directors, it is not probable that such a liability will arise. Hangzhou Toll Road reported losses in its statutory accounts for the six months ended June 30, 1999 and accordingly, the tax holiday will not commence until its first profit making year.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THE 1995 ACT SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

     OVERVIEW:

      As of June 30, 1999, the Company had the following subsidiaries (together with the Company, collectively referred to as the "Group"):

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

      Hangzhou Toll Road is a Sino-foreign equity joint venture enterprise established on June 23, 1993, which formally began business operations in September 1993 in the PRC. The total cash consideration paid by CCHL for its interest in Hangzhou Toll Road amounted to Rmb102 million. Tolls collected from the first phase of the toll road, which was injected by Hangzhou City Transportation Development Company, the Chinese joint venture partner, as its share of the registered capital in the joint venture, as well as cash injected by CCHL, were utilized to finance the construction of the second and third phases of the toll road (the "Projects"). The Projects were completed by the end of 1997 and Hangzhou Toll Road commenced to collect tolls from all three phases in 1998.

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

     Pursuant to a supplemental shareholders' agreement (the "Guaranteed Distribution Agreement") dated May 18, 1998 between CCHL and the Chinese joint venture partner of Hangzhou Toll Road (the "Chinese Partner"), the Chinese Partner agreed to pay CCHL a fixed annual distribution of Rmb15 million (the "Guaranteed Distribution") from January 1, 1998 through the expiration of the joint venture period of Hangzhou Toll Road. Any surplus income generated from Hangzhou Toll Road in excess of the amount of the Guaranteed Distribution would belong to the Chinese Partner and any shortfall would be made up by the Chinese Partner. In addition, as part of the Guaranteed Distribution Agreement, an amount of Rmb178.5 million would be paid to CCHL upon the expiration of the joint venture period of Hangzhou Toll Road and the assets of the joint venture would be surrendered to the Chinese Partner at no further consideration. This Guaranteed Distribution Agreement is subject to approvals by the authorities which originally approved the set up of the joint venture.

     To date, the approvals from the relevant government authorities have not been obtained despite efforts by the management of the joint venture and the Company. The Board of Directors of the Company are currently of the view that the necessary approvals may not be obtained and the agreement cannot be effectuated without such approvals. Accordingly, the Company has continued to consolidate Hangzhou Toll Road for the year/period ended December 31, 1998 and the six months ended June 30, 1999 and has not reflected the Guaranteed Distribution Agreement in the accounts.

     RESULTS OF OPERATION:
     SUMMARY FINANCIAL INFORMATION
     -----------------------------
                                                            Six months
                                                          Ended June 30,
                                                          --------------
                                                      1999             1998
                                                      ----             ----
                                                     Rmb'000         Rmb'000

              Toll revenue                             27,555          22,934
              General and administrative expenses      19,536          23,653
              Interest income                             513             381
              Interest expense                         31,331          32,141
              Exchange gain, net                            3             104
              Net loss                               (17,556)        (22,420)

     TOLL REVENUE

     Toll revenue increased by 20.15% or Rmb4,621,000 in the six months ended June 30, 1999 as compared with the same period in last year. This was primarily attributable to an increase in traffic volume by 14.99% from 2,335,000 vehicles for the first six months ended of 1998 to 2,685,000 vehicles for the first six months ended of 1999.

     GENERAL AND ADMINISTRATIVE EXPENSES

     During the six months ended June 30, 1999, general and administrative expenses decreased by 17.41% to Rmb19,536,000 from Rmb23,653,000 for the six months ended June 30, 1999 as compared to the same period in 1998. This is due to the fact that tighter cost control in the toll operation has been implemented.

     INTEREST INCOME

     Interest income was mainly derived from bank deposits.

     INTEREST EXPENSE

     As compared with last period, interest expense decreased by 2.52% to Rmb31,331,000. No significant change in finance structure of the Group during the six month ended June 30, 1999.

     NET LOSS

     During the six months ended June 30, 1999, net loss of the Company decreased by 21.69% to a net loss of Rmb17,556,000 from a net loss of Rmb22,420,000 for the six months ended June 30, 1998. This is due to improved toll revenue and tighter cost control in the toll operation has been implemented.

     LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1999, net cash used in operating activities and investing activities was approximately Rmb 21.968 million and Rmb 3.542 million respectively. Net cash provided by financing activities amounted to Rmb 14.815 million, resulting in a net decrease in cash and cash equivalents of approximately Rmb 10.695 million for the six months ended June 30, 1999.

     EFFECTS OF INFLATION

     The general inflation rate in terms of the Retail Price Index in China was approximately 6.3%, 0.8% and -2.6% for 1996, 1997 and 1998, respectively. Management believes that inflation would not have significant impact on the Group.

     THE YEAR 2000 ISSUE

     The Company recognizes that the Year 2000 issue exists because many computer systems and application currently use two-digit date fields to designate a year. As the century date occurs, date sensitive computers will recognize the year 2000 at 1900 or not at all. The inability to properly treat the year 2000 may cause computers to process financial and operational information incorrectly.

     To ensure that the Company's computer system is able to cope with the Year 2000 issue, the management has assessed carefully the risks and uncertainties involved with this problem. Technical support from service provider and experts has been obtained and upgrading of our accounting software has been completed. According to the service provider, the upgraded version has been extensively tested for Year 2000 compliance as part of its rigorous testing procedures carries out before a product is released.

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


                                            ASIA RESOURCES HOLDINGS LIMITED
                                            (Registrant)



     Date: 8/20/1999                      /s/ Catherine Ma
          --------------------           --------------------------------
                                         Catherine Ma, President



     Date: 8/20/1999                      /s/ Lien Kait Long
          --------------------           --------------------------------
                                         Lien Kait Long, Chief Financial Officer