Form 10KSB/A
period 1998-12-31
ASIA RESOURCES HOLDINGS LTD
filed 1999-10-29
CIK 357434

                                 FORM 10-KSB/A-2

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The following sections of Form 10-KSB-A have been amended:


                                    PART II.

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

         (FORMERLY KNOWN AS REGAL INTERNATIONAL, INC. AND SUBSIDIARIES)



                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                        AS OF DECEMBER 31, 1997 AND 1998
                        --------------------------------

                         TOGETHER WITH AUDITORS' REPORTS
                         -------------------------------

                              Arthur Andersen & Co.
                          Certified Public Accountants
                               20/F Wing On Centre
                           111 Connaught Road Central
                                    Hong Kong





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



Arthur Andersen & Co.

Hong Kong,
April 14, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                         ASIA RESOURCES HOLDINGS LIMITED

By: /s/ Ma Wai Man, Catherine                 Date: October 29, 1999
   -------------------------------                 -------------------
    Ma Wai Man, Catherine
    President and Secretary

By: /s/ Lien Kait Long                        Date: October 29, 1999
   -------------------------------                 --------------------
    Lien Kait Long
    Chief Financial Officer



Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Oei Hong Leong                        Date: October 29, 1999
   ---------------------------------               --------------------
   Oei Hong Leong
   Chairman of the Board of Directors


By: /s/ Ma Wai Man, Catherine                 Date: October 29, 1999
   -------------------------------                 --------------------
    Ma Wai Man, Catherine
    Director


By: /s/ Richard N. Gray                       Date: October 29, 1999
   -------------------------------                 --------------------
    Richard N Gray
    Director


By: /s/ Lien Kait Long                        Date: October 29, 1999
   -------------------------------                 --------------------
    Lien Kait Long
    Director