Form 10QSB
period 1999-09-30
ASIA RESOURCES HOLDINGS LTD
filed 1999-11-19
CIK 357434

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : October 31, 1999, 597,139 shares.

Transitional Small Business Disclosure Format (check one) :
                                  Yes    No X
                                     ---   ---

                                TABLE OF CONTENTS



PART I  -  FINANCIAL INFORMATION
                                                                          PAGE
                                                                          ----
     ITEM 1   -     FINANCIAL STATEMENTS

         Consolidated Statements of Operations
         for the nine months ended September 30, 1999
         and 1998 (Unaudited)                                               1

         Consolidated Balance Sheets at September 30, 1999 (Unaudited)
         and December 31,1998                                               2
         Consolidated Statements of Cash Flows
         for the nine months ended June 30, 1999
         and 1998 (Unaudited)                                               3

         Notes to Consolidated Financial Statements                       4 - 16

     ITEM 2   -     MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OR PLAN OF OPERATION                                  17- 20


PART II  -          OTHER INFORMATION

     ITEM 1   -     LEGAL PROCEEDINGS                                      21

     ITEM 2   -     CHANGE IN SECURITIES                                   21

     ITEM 3   -     DEFAULTS UPON SENIOR SECURITIES                        21

     ITEM 4   -     SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS                                    21

     ITEM 5   -     OTHER INFORMATION                                      21

     ITEM 6   -     EXHIBITS AND REPORTS ON FORM 8-K                       21


                            ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
                            ------------------------------------------------
                     (formerly known as Regal International, Inc. and Subsidiaries)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  -------------------------------------
                              AS OF SEPTEMBER 30, 1999 (UNAUDITED) AND 1998
                                         (Amounts in thousands)

                                                                 Nine Months                              Three Months
                                                              Ended September 30                       Ended September 30
                                                    -----------------------------------------      --------------------------

                                                      1999            1999            1998            1999            1998
                                                    ---------       ---------       ---------       ---------       ---------
                                                      US$             Rmb             Rmb             Rmb              Rmb

Toll revenue                                           5,071          41,988          37,950          14,433          15,016

General and administrative expenses                   (3,577)        (29,619)        (35,791)        (10,083)        (12,138)

Interest income                                           66             543             468              30              87

Interest expense                                      (5,362)        (44,398)        (54,677)        (13,067)        (22,536)

Exchange gain, net                                        13             111             119             108              15
                                                    ---------       ---------       ---------       ---------       ---------
      LOSS BEFORE INCOME TAXES AND
         MINORITY INTERESTS                           (3,789)        (31,375)        (51,931)         (8,579)        (19,556)
Provision for income taxes                                 -               -               -               -               -
                                                    ---------       ---------       ---------       ---------       ---------

      LOSS BEFORE MINORITY INTERESTS                  (3,789)        (31,375)        (51,931)         (8,579)        (19,556)
Minority interests                                       902           7,465          16,372           2,226           6,417
                                                    ---------       ---------       ---------       ---------       ---------


      NET LOSS                                        (2,887)        (23,910)        (35,559)         (6,353)        (13,139)
                                                    =========       =========       =========       =========       =========


Loss per common share (Basic):                         (4.83)         (40.04)         (59.55)         (10.64)         (22.00)
                                                    =========       =========       =========       =========       =========


Weighted average common
shares outstanding                                   597,139         597,139         597,139         597,139         597,139
                                                    =========       =========       =========       =========       =========

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on September 30, 1999 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30, 1999 or at any other certain rate.

              The accompanying notes are an integral part of these
                     consolidated statements of operation.

                            ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
                            ------------------------------------------------
                     (formerly known as Regal International, Inc. and Subsidiaries)
                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------
                                AS OF SEPTEMBER 30, 1999 (UNAUDITED) AND
                                    AS OF DECEMBER 31, 1998 (AUDITED)
                                            (Amounts in thousands)
                                                         September       September        December
                                                          30, 1999        30, 1999        31, 1998
                                                        -------------   -------------   -------------
                                                            US$             Rmb             Rmb
ASSETS
------
CURRENT ASSETS
      Cash and cash equivalents                                  674           5,582          17,769
      Prepayments                                                 67             559             921
      Other receivables and other current assets                 186           1,536             587
      Due from a related company                                   0               0             680
                                                        -------------   -------------   -------------

TOTAL CURRENT ASSETS                                             927           7,677          19,957

Notes receivable                                               1,422          11,775          11,373
Property, plant and equipment, net                            87,162         721,702         738,334
                                                        -------------   -------------   -------------

TOTAL ASSETS                                                  89,511         741,154         769,664
                                                        =============   =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
      Long-term bank loans - current portion                   4,589          38,000          50,000
      Accounts payable                                           884           7,319          18,288
      Accrued expenses and other payables                        273           2,256           6,594
      Due to a related company                                     0               0              10
      Taxes other than income                                     33             274             287
                                                        -------------   -------------   -------------

TOTAL CURRENT LIABILITIES                                      5,779          47,849          75,179

Long-term bank loans                                          42,813         354,498         344,526
Convertible note payable                                      29,994         248,349         248,451
Due to Chinese joint venture partner                          10,467          86,664          80,156
Due to ultimate holding company                                5,724          47,393          33,576
                                                        -------------   -------------   -------------

TOTAL LIABILITIES                                             94,777         784,753         781,888
                                                        -------------   -------------   -------------

Minority interests                                            14,155         117,204         124,669

SHAREHOLDERS' DEFICIT:
      Common stock                                                 6              49           6,806
      Additional paid-in capital                               2,721          22,530          15,773
      Accumulated deficit                                    (22,148)       (183,382)       (159,472)
                                                        -------------   -------------   -------------

TOTAL SHAREHOLDERS' DEFICIT                                  (19,421)       (160,803)       (136,893)
                                                        -------------   -------------   -------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   89,511         741,154         769,664
                                                        =============   =============   =============

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on September 30, 1999 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30, 1999 or at any other certain rate.

              The accompanying notes are an integral part of these
                          consolidated balance sheets.


                         ASIA RESOURCES HOLDINGS LIMITED AND SUBSIDIARIES
                         ------------------------------------------------
                  (formerly known as Regal International, Inc. and Subsidiaries)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         -------------------------------------------------
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                      (Amounts in thousands)

                                                             1999            1999            1998
                                                           ---------       ---------       ---------
                                                              US$             Rmb             Rmb
Cash flows from operating activities:

        Net Loss                                             (2,888)        (23,910)        (35,559)
        Adjustments to reconcile net loss to
            net cash used in operations:
              Minority interests                               (902)         (7,465)        (16,373)
              Depreciation and amortization                   2,009          16,632          22,089
              Unrealized exhange gain on convertible note
                   payable                                      (12)           (102)              0
        (Increase)/Decrease in assets:
              Prepayments                                        44             362             105
              Other receivables and other current assets       (115)           (949)            109
              Due from a related company                         82             680              28
        Increase/(Decrease) in liabilities:
              Accounts payable                               (1,325)        (10,969)         27,341
              Accrued expenses and other payables              (524)         (4,338)        (20,270)
              Taxes other than income                            (2)            (13)            158
                                                           ---------       ---------       ---------

Net cash used in operating activities                        (3,632)        (30,072)        (22,372)
                                                           ---------       ---------       ---------

Cash flows used in from investing activities
        (Increase) Decrease in note receivable                  (49)           (402)              0
        Prepayments for construction-in-progress                  0               0             830
        Acquisition of property, plant and equipment              0
                                                           ---------       ---------       ---------

Net cash (used) in/provided by investing activities             (49)           (402)            830
                                                           ---------       ---------       ---------

Cash flows from financing activities:
        (Repayment) Proceeds of long term bank loans           (245)         (2,028)         35,000
        Increase in due to a related company                     (1)            (10)
        Increase in due to Chinese joint venture partner        786           6,508           5,380
        Increase in due to Ultimate holding company           1,669          13,817          (2,176)
                                                           ---------       ---------       ---------

Net cash provided by financing activities                     2,209          18,287          38,204
                                                           ---------       ---------       ---------

Net decrease in cash and cash equivalents                    (1,472)        (12,187)         16,662
Cash and cash equivalents, at beginning of period             2,146          17,769          19,875
                                                           ---------       ---------       ---------
Cash and cash equivalents, at end of period                     674           5,582          36,537
                                                           =========       =========       =========

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on September 30, 1999 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30, 1999 or at any other certain rate.

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

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES
      -------------------------------------

      Asia Resources Holdings Limited ("Asia Resources" or the "Company"), formerly known as Regal International, Inc., was incorporated in the State of Delaware, the United States of America and is listed on the National Association of Securities Dealers ("NASD "Over-the-Counter" Bulletin Board") with an authorized share capital of US$2,500 representing 150,000,000 shares of common stock of US$0.01 each and 10,000,000 shares of preferred stock of US$0.1 each. Pursuant to a resolution passed by the shareholders of the Company dated October 27, 1998, the Company changed its name from Regal International, Inc. to Asia Resources Holdings Limited with effect from February 8, 1999.

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

      As of September 30, 1999, the Company had the following subsidiaries (together with the Company, collectively referred to as the "Group"):

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

      To date, the approvals from the relevant government authorities have not been obtained despite efforts by the management of the joint venture and the Company. The Board of Directors of the Company are currently of the view that the necessary approvals may not be obtained and the agreement cannot be effectuated without such approvals. Accordingly, the Company has continued to consolidate Hangzhou Toll Road for the year ended December 31, 1998 and the nine months end September 30, 1999 and has not reflected the Guaranteed Distribution Agreement in the accounts.

      On September 28, 1999, the Company announced that it had entered into an acquisition agreement to purchase Far Beyond Investments Ltd., a sino foreign joint venture, Heilongjiang Asibao Chemical Fibre Co. Ltd., one of the largest manufacturers of polyester fiber and filament in China. Subsequently, the Company and Horler will enter into a disposal agreement pursuant to which the Company will sell to Horler Holdings Limited in full and final settlement of the outstanding indebtedness owed to Horler Holdings Limited by the Company under a 9% secured convertible promissary note of US$30,000,000.00, the entire share capital of WL. The above transactions will be subject to shareholders approval.

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

      The transfer of CSH's equity interests in CCHL to WL and the transfer of CSH's equity interests in WL to Asia Resources were accounted for as reorganizations of companies under common control similar to a pooling of interests. The accompanying consolidated financial statements of the Company have been restated to present the transfers of CSH's interests in CCHL to WL and in WL to Asia Resources as if they had occurred on the date of formation of Hangzhou Toll Road, June 23, 1993. The acquisition of Hangzhou Toll Road was financed by advances from CSH. In 1996, the advances payable to CSH in relation to the above acquisition were capitalized and treated as an increase in additional paid-in capital. Due to the specific requirements of U.S. GAAP for transfers of assets between entities under common control, the difference of Rmb147,600 between the historical cost of the investment of CSH in Hangzhou Toll Road and the Company's acquisition cost was treated as a deemed dividend paid to CSH in 1993. This, together with the annual profits and losses, has resulted in the Company recording total shareholders' deficit of Rmb136,893 and Rmb160,803 as of December 31, 1998 and September 30, 1999 respectively.

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

     c.  Cash and Cash Equivalents
         -------------------------

         Cash and cash equivalents include cash on hand and demand deposits with banks an original maturity of three months or less. Cash and cash equivalents included United States Dollar deposits of US$556 (Rmb4,602) and US$251 (Rmb2,078) as of December 31, 1998 and September 30,1999 respectively.

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

         Construction in progress ("CIP" see Note 4) represents new roads and bridges under construction and/or plant and machinery pending installation. This includes the costs of construction, the costs of plant and machinery and interest charges (net of interest income), arising from borrowings used to finance these assets during the period of construction or installation. No interest was capitalized for the year ended December 31, 1998 and the nine months ended September 30, 1999.

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

     e.  Impairment of Long-lived Assets
         -------------------------------

         Statement of Financial Accounting Standard ("U.S. FAS") No. 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required, and if so, to measure the impairment. If the sum of expected future cash flows, undiscounted and without interest charges, is less than an asset's carrying value, an impairment loss is recognized; if the sum of the expected future cash flows is greater than an asset's carrying value, an impairment loss cannot be recognized. Measurement of an impairment loss is based on the fair value of the asset. U.S. FAS No. 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying value or fair value less cost to sell. Based on an assessment by the Company of the potential impact of U.S. FAS No. 121, there was no impairment loss as of December 31, 1998 and September 30, 1999.

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

         The Company and its subsidiaries (except WL and Hangzhou Toll Road) provide for Hong Kong profits tax on the basis of their income for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for profits tax purposes. As of December 31, 1998, and September 30, 1999, the Company and its subsidiaries did not have any assessable profits and accordingly, no provision for Hong Kong profits tax was made.

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

         No income tax provision was required for the year ended December 31, 1998 and for the nine months ended September 30, 1999 as Hanghzou Toll Road did not have any assessable income.

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

     g.  Taxation : Business Tax
         -----------------------

         Hangzhou Toll Road is subject to business tax, which is the principal direct tax on the toll revenue generated. The business tax rate applicable to Hangzhou Toll Road is 5% for the years ended December 31, 1998, and the nine months ended September 30, 1999.

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

     i.  Dedicated Capital
         -----------------

         In accordance with the relevant laws and regulations for Sino-foreign equity joint venture enterprises, Hangzhou Toll Road maintains discretionary dedicated capital, which includes a general reserve fund, an enterprise expansion fund and a staff welfare and incentive bonus fund. The board of directors of Hangzhou Toll Road will determine on an annual basis the amount of the annual appropriations to dedicated capital. For the period from January 1, 1996 to September 30, 1999, Hangzhou Toll Road did not report any profits in the statutory financial statements, and accordingly, no appropriation to dedicated capital has been made.

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

     k.  Loss per Common Share
         ---------------------

         The calculation of basic loss per common share is based on the weighted average number of common shares outstanding during the nine month ended September 30, 1998, and 1999 and adjusted retroactively for a 1-for-138 reverse stock split (see Notes 1 and 11). No diluted loss per common share is calculated because the effect is anti-dilutive.


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

         The carrying amounts of cash and cash equivalents, notes receivables and convertible note payable are reasonable estimates of their fair values. The interest rate on the Company's convertible note payable approximates that which would have been available at December 31, 1998 and September 30, 1999 for debt of similar remaining maturity.

         The estimated fair values of notes receivable were Rmb10,317 and Rmb10,549 as of December 31, 1998 and September 30, 1999 respectively, representing the net present values computed based on estimated current market rates for similar instruments. The carrying values of these notes receivable were Rmb11,373 and Rmb11,775 as of December 31, 1998 and September 30, 1999 respectively.

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


4.   PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

                                                                September 30,          December 31,
                                                                    1999                   1998
                                                             ------------------     ------------------
                                                                  Rmb'000                Rmb'000

            Land use rights                                             10,541                 10,541
            Road and bridges                                           756,638                754,084
            Buildings                                                    4,391                  4,391
            Machinery and equipment                                      4,187                  4,187
            Motor vehicles                                               3,811                  3,811
            Furniture, fixtures and office equipment                       106                    106
            Safety equipment                                            14,129                 14,129
            Construction-in-progress                                     7,391                  6,403
            Less : Accumulated depreciation and
                      Amortization                                     (79,492)               (59,318)
                                                             ------------------     ------------------
            Net book value                                             721,702                738,334
                                                             ==================     ==================

5.   LONG-TERM BANK LOANS
     --------------------

     Long-term bank loans, all of which are unsecured, bear average interest rates of approximately 9.19% as of December 31, 1998 and 6.47% as of September 30, 1999 respectively and are repayable as follows:

                                                                September 30,          December 31,
                                                                    1999                   1998
                                                             ------------------     ------------------
                                                                 Rmb'000                Rmb'000

            1999                                                        38,000                 50,000
            2000                                                       130,579                120,500
            2001                                                       134,658                134,658
            2002                                                        49,761                 49,868
            2003                                                        39,500                 39,500
                                                             ------------------     ------------------
            Total                                                      392,498                394,526
                                                             ==================     ==================

     Long-term bank loans included United States Dollar loans of US$3,560 (Rmb29,526) and US$3,560 (Rmb29,526) as of December 31, 1998 and September 30, 1999 respectively. Loans amounting to Rmb394,526 as of December 31,1998 and Rmb392,498 as of September 30, 1999 respectively are guaranteed by a related company.

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

     During 1998, New Regal re-negotiated the terms of the US$900 Note with the Company and revised payment schedule was reached. Under the revised payment schedule, the payment of several monthly installments by New Regal in 1998 and 1999 were suspended and the payment of the outstanding principal balance of US$573 was to be settled by sixty equal monthly installments commencing March 1999. Purusant to an agreemant of the parties concerned, the date of repayment was further amended to January 2000.

     The Company believes that no provision is required for the two notes.

7.   DISTRIBUTION OF PROFITS
     -----------------------

     Dividends from the Hangzhou Toll Road will be declared based on the profits as reported in the statutory financial statements. Such profits will be different from the amounts reported under U.S. GAAP. As of December 31, 1998 and September 30, 1999, the Hangzhou Toll Road had no available retained earnings for distribution according to its statutory financial statements.

8.   PROVISION FOR INCOME TAXES
     --------------------------

     The reconciliation of the effective income tax rate based on loss before income taxes and minority interests stated in the consolidated statements of operations to the statutory income tax rates in Hong Kong, the British Virgin Islands, the PRC and the U.S. is as follows:


                                                                      Jan-Sept                Jan-Sept
                                                                        1999                    1998
                                                                  ----------------       -----------------

    Weighted average statutory tax rate                                     33.0%                   33.0%
    Establishment of a valuation allowance                                 (33.0%)                 (33.0%)
                                                                  ----------------       -----------------

    Effective tax rate                                                          -                       -
                                                                  ================       =================


    Provision for income taxes consists of:
                                                                     Jan-Sept               Jan-Sept
                                                                       1999                   1998
                                                                  ----------------       -----------------
                                                                        Rmb                   Rmb

    Current                                                                     -                       -
    Deferred                                                                  368                   6,704
    Adjustment of valuation allowance                                        (368)                 (6,704)
                                                                  ----------------       -----------------

                                                                                -                       -
                                                                  ================       =================

     The valuation allowance refers to the portion of the deferred tax assets that are not "more likely than not" going to be realized. The realization of these benefits depends upon the ability of the Group to generate income in future years. No provision or benefit for deferred income taxes was recognized for the year and December 31,, 1998 and the six months ended September 30, 1999.

9.   RELATED PARTY TRANSACTIONS AND ARRANGEMENTS
     -------------------------------------------

     Hangzhou Toll Road guaranteed bank borrowings of a related company of CSH in an amount of Rmb93 million as of December 31, 1998 and September 30, 1999.

     The Company paid management fees of US$155 (Rmb1,283) and US$78 (Rmb642) to CSH during 1998 and the nine months ended September 30, 1999 for administrative services rendered to the Company by CSH.

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

10.  DUE TO CHINESE JOINT VENTURE PARTNER
     ------------------------------------

     Balances due to the Chinese joint venture partner as at December 31, 1998 and September 30, 1999 represented money borrowed from the Chinese joint venture partner to finance the construction of the Projects of Hangzhou Toll Road. These amounts are unsecured and bear interest at 13.18% per annum.

11.  COMMON AND PREFERRED STOCK
     --------------------------

     Pursuant to resolutions passed by the shareholders of the Company dated October 27, 1998, the Company effected on February 19, 1999 a 1-for-138 reverse stock split for the common stock and increased its authorized capital stock to 1,100,000,000 shares of common stock par value at US$0.01 per share by amending its Certificate of Incorporation which was filed with the Secretary of State of the State of Deloware on February 8, 1999.

     As a result of the 1-for-138 reverse stock split, the then outstanding 81,764,456 shares of common stock with a par value of US$0.01 each have become 597,139 shares of common stock with a par value of US$0.01 each. In this connection, an amount of approximately US$812 (equivalent to approximately Rmb6,757) was transferred from outstanding common stock to additional paid-in capital. All references in the accompanying consolidated financial statements to number of shares and per share amount of common stock have been adjusted retroactively for this 1-for-138 reverse stock split.

12.  STOCK OPTIONS
     -------------

     The following tables summarize the movement of share options of the Company which are ten-year stocks issued in 1989 in connection with an arrangement for additional financing and extension of debt.

         Common stock options
                                                                                  1999                     1998
                                                                         -------------------      ------------------
              Shares under option as at January 1,                               150,000                 150,000
              Expired                                                               -                       -
                                                                         -------------------      ------------------
              Shares under option as at September 30,                            150,000                 150,000
                                                                         ===================      ==================

              Average exercise price of outstanding options                    US$21.528               US$21.528
                                                                         ===================      ==================

              Exercisable at end of period                                       150,000                 150,000
                                                                         ===================      ==================

13.  RETIREMENT PLANS
     ----------------

     As stipulated by the regulations of the Chinese government, all of the local staff of Hangzhou Toll Road are entitled to an annual pension on retirement, which is equal to their basic salaries at their retirement dates. The Chinese government is responsible for the pension liability to retired staff. Hangzhou Toll Road is only required to make specified contributions to the state-sponsored retirement plan calculated at 23% of the basic salary of the staff. The expenses included in the financial statements of Hangzhou Toll Road related to these arrangements was Rmb570 and Rmb637 for the nine months ended September 30, 1998 and 1999 respectively.

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


                                              September 30                      September 30
                                                1 9 9 9                            1 9 9 8
                                    -------------------------------     -------------------------------
                                    Hangzhou                            Hangzhou
                                    Toll Road   Corporate    Total      Toll Road   Corporate    Total
                                    ---------   ---------   -------     ---------   ---------   -------

     Toll revenue                     41,988           -    41,988        37,950           -    37,950
     Depreciation and amortization   (16,632)          -   (16,632)      (22,089)          -   (22,089)
     Interest expense                (30,596)    (13,802)  (44,398)      (37,833)    (16,834)  (54,677)
     Loss before minority
         Interests                   (15,240)    (16,135)  (31,375)      (33,407)    (18,524)  (51,931)
     Identifiable assets             727,298      13,856   741,154       770,313      17,752   788,065
     Capital expenditures                  -           -         -             -           -         -

15. OTHER SUPPLEMENTAL INFORMATION
    ------------------------------

The following item is included in the consolidated statements of operations:

                                              Jan-Sept           Jan-Sept
                                                  1999               1998
                                      -----------------  -----------------
                                                   Rmb                Rmb

        Business tax                             2,256              2,037

16.  CONTINGENCY
     -----------

     Hangzhou Toll Road has obtained an approval from the local government to offset the toll profit collected from the first and second phases of the toll road against the construction-in-progress balances under PRC GAAP until the Projects were completed in 1998. Thus, the tax holiday has been deferred until the Projects are completed. As such, Hangzhou Toll Road reported zero net profits in its statutory financial statements starting from the commencement of operations in 1993 to 1997. The Company and Hangzhou Toll Road plan to record the net profits offset against the Projects during 1993 to 1997 as income in its financial statements prepared in accordance with PRC GAAP in the first two years after commencement of the tax holiday. However, this treatment is subject to the approval of the local tax bureau. In the opinion of the directors, it is not probable that such a liability will arise. Hangzhou Toll Road reported losses in its statutory accounts for the nine months ended September 30, 1999 and accordingly, the tax holiday will not commence until its first profit making year.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SHAREHOLDERS AND
PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN
TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.


     Overview:

     As of September 30, 1999, the Company had the following subsidiaries (together with the Company, collectively referred to as the "Group"):

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

     To date, the approvals from the relevant government authorities have not been obtained despite efforts by the management of the joint venture and the Company. The Board of Directors of the Company are currently of the view that the necessary approvals may not be obtained and the agreement cannot be effectuated without such approvals. Accordingly, the Company has continued to consolidate Hangzhou Toll Road for the year/period ended December 31, 1998 and the nine months ended September 30, 1999 and has not reflected the Guaranteed Distribution Agreement in the accounts.

     On September 28, 1999, the Company announced that it had entered into an acquisition agreement to purchase Far Beyond Investments Ltd., a sino foreign joint venture, Heilongjiang Asibao Chemical Fibre Co. Ltd., one of the largest manufacturers of polyester fiber and filament in China. Subsequently, the Company and Horler will enter into a disposal agreement pursuant to which the Company will sell to Horler Holdings Limited in full and final settlement of the outstanding indebtedness owed to Horler Holdings Limited by the Company under a 9% secured convertible promissary note of US$30,000,000.00, the entire share capital of WL. The above transactions will be subject to shareholders approval.

     Results of operation:
     Summary financial information
     -----------------------------

                                                              Nine months
                                                          Ended September 30,
                                                          -------------------
                                                        1999                     1998
                                                        ----                     ----
                                                       Rmb'000                 Rmb'000

         Toll revenue                                   41,988                  37,950
         General and administrative expenses            29,619                  35,791
         Interest income                                   543                     468
         Interest expense                               44,398                  54,677
         Exchange gain, net                                111                     119
         Net loss                                      (23,910)                (35,559)

     Toll revenue

     Toll revenue increased by 10.64% or Rmb4,038,000 in the nine months ended September 30, 1999 as compared with the same period in last year. This was primarily attributable to an increase in traffic volume for the first nine months ended of 1999.

     General and Administrative Expenses

     During the nine months ended September 30, 1999, general and administrative expenses decreased by 17.24% to Rmb29,619,000 from Rmb35,791,000 for the nine months ended September 30, 1999 as compared to the same period in 1998. This is due to the fact that tighter cost control in the toll operation has been implemented.

     Interest Income

     Interest income was mainly derived from bank deposits.

     Interest Expense

     As compared with last period, interest expense decreased by 18.8% to Rmb44,398,000. No significant change in finance structure of the Group during the nine month ended September 30, 1999.

     Net Loss

     During the nine months ended September 30, 1999, net loss of the Company decreased by 32.76% to a net loss of Rmb35,559,000 from a net loss of Rmb23,910,000 for the nine months ended September 30, 1998. This is due to improved toll revenue and tighter cost control in the toll operation has been implemented.

     Liquidity and Capital Resources

     For the nine months ended September 30, 1999, net cash used in operating activities and investing activities was approximately Rmb 30.07 million and Rmb 0.4 million respectively. Net cash provided by financing activities amounted to Rmb 18.29 million, resulting in a net decrease in cash and cash equivalents of approximately Rmb 12.19 million for the nine months ended September 30, 1999.

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


                                         ASIA RESOURCES HOLDINGS LIMITED
                                                 (Registrant)



     Date: November 19, 1999             /S/ Catherine Ma
                                         ---------------------------------------
                                         Catherine Ma, President



     Date: November 19, 1999
                                         /S/ Lien Kait Long
                                         ---------------------------------------
                                         Lien Kait Long, Chief Financial Officer