Form 10KSB
period 1999-12-31
ASIA RESOURCES HOLDINGS LTD
filed 2000-04-14
CIK 357434

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _____________ to _____________ Commission file number 0-25963

                           ASIA FIBER HOLDINGS LIMITED

             (Exact name of registrant as specified in its charter)

                       DELAWARE
     (State of other jurisdiction of incorporation       (I.R.S. Employer
                   or organization)                    Identification Number)

                  RM 2005, 20/F, UNIVERSAL TRADE CENTRE
                  3-5A, ARBUTHNOT ROAD
                  CENTRAL, HONG KONG
                  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  011-852-2810-6226

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.01 per share

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

Revenues for the fiscal year ended December 31, 1999 were $54,682,000.

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 13, 2000 amounted to approximately $4.62 million.

Registrant had 9,952,234 shares of common stock, $0.01 par value per share outstanding as of March 13, 2000.

Documents Incorporated by Reference (to the extent indicated herein):  None.

Transitional Small Business Disclosure Format:  Yes      No   X
                                                   -----    -----

                                     PART I.

                                    BUSINESS

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

GENERAL

         Asia Fiber Holdings Limited (the "Company") (HEREINAFTER, REFERENCE TO THE "COMPANY" SHALL INCLUDE ITS SUBSIDIARIES UNLESS THE CONTEXT OTHERWISE REQUIRES), formerly known as Asia Resources Holdings Limited, is a Delaware corporation which acquired all of the capital stock of Far Beyond Investments Limited, a British Virgin Islands corporation ("Far Beyond") on January 24, 2000. Far Beyond was incorporated in the British Virgin Islands on March 21, 1995 and owns a 70% equity interest in Harbin Asibao Chemical Fiber Company Limited ("Asibao"), a Sino-foreign joint venture company that manufactures and sells polyester fiber products.

         The following is the organization chart of the Company:

                                       -----------------------
                                       ASIA FIBER HOLDINGS
                                       LIMITED
                                       -----------------------

                                                     100%

                                       -----------------------
                                       FAR BEYOND                             HEILONGJIANG
                                       INVESTMENTS LTD                        LONGDI GROUP CO.
                                                                              LTD.
                                       -----------------------

                                                     70%                             30%

                                       -----------------------
                                       HARBIN ASIBAO
                                       CHEMICAL FIBER CO.
                                       LIMITED
                                       -----------------------

                                                     100%

       -----------------------         -----------------------                -----------------------
       POLYESTER                         POLYESTER                            POLYESTER
       STAPLE FIBER                      FILAMENT PLANT                       FILAMENT PLANT
       PLANT                             NO. 1                                NO. 2
       -----------------------         -----------------------                -----------------------

FORMATION AND DEVELOPMENT

         On May 10, 1982, the Company, then known as Regal International, Inc., became a separately publicly held corporation as a result of a spin-off from Texas International Company. Shareholders of Texas International Company were issued one share of the Company's common stock for each two shares of Texas International's common stock. The Company changed its state of incorporation to Delaware in March 1982 through a merger with a wholly-owned subsidiary organized for that purpose.

         On December 7, 1994, the New York Stock Exchange ("NYSE") suspended trading of the Company's Common Stock pending delisting as the Company did not meet the NYSE's criteria for continued listing. The Company decided not to contest the delisting and the Common Stock was removed from listing and registration on the NYSE effective February 9, 1995. The Company's Common Stock began trading on the NASD Electronic Bulletin Board in August 1995.

         On February 8, 1996, the Company acquired all of the issued and outstanding shares of capital stock of Acewin Profits Limited, a British Virgin Islands Corporation ("Acewin") from China Strategic Holdings Limited, a Hong Kong company ("CSH"). Immediately following the acquisition of the capital stock of Acewin, and as a condition thereto, the Company sold and transferred the operating assets and real property of the Company existing as of January 31, 1996 to Regal (New) International Inc. ("New Regal"). A portion of the purchase price was paid by delivery of a promissory note dated February 13, 1996 executed by Harlequin Investment Holdings Limited ("Harlequin") in favor of the Company for the sum of US $800,000 (the "Harlequin Promissory Note"); and (ii) a promissory note dated February 13, 1996 issued by New Regal in favor of the Company for the sum of US $900,000 (the "New Regal Promissory Note"). The Harlequin Promissory Note bore no interest and was due and payable in one installment on February 1, 2001. The New Regal Promissory Note bore interest at 9% per year and was payable in sixty (60) equal installments of principal and interest. Harlequin was at the time of this transaction the beneficial owner of approximately 55% of the then currently outstanding shares of the Company's Common Stock. Subsequent to this transaction, Harlequin reduced its beneficial ownership of the Company to less than 1%.

         Pursuant to a Deed of Variation dated July 27, 1998 by and among the Company, New Regal and Harlequin, Harlequin agreed and undertook to assume all of the obligations and liabilities of New Regal under the New Regal Promissory
Note in consideration of the Company's agreement to release New Regal from all obligations relating to the New Regal Promissory Note. All other terms of the New Regal Promissory Note remained the same.

         During 1998, New Regal and the Company agreed on a revised payment schedule relating to the Harlequin Promissory Note. Under the revised payment schedule, the payment of several monthly installments by New Regal in 1998 and 1999 was suspended and the outstanding principal balance was revised to be settled in sixty (60) equal monthly installments commencing March 1999. The Harlequin Promissory Note continued to bear interest at 9% per year during the period of payment suspension in 1998 and 1999 and thereafter. Both the Harlequin Promissory Note and the New Regal Promissory Note were assigned by the Company to CSH in January 2000 as indicated below.

         On September 10, 1996 the Company acquired the entire issued share capital of Westronix Limited, a wholly-owned subsidiary of CSH ("WL") at a consideration of US $30 million to be satisfied by a convertible promissory note executed in favor of Horler by the Company (the "Second Horler Note"). The Second Horler Note was a US $30 million convertible note bearing interest at 9% per year after an initial 6-month interest-free period with all principal being due and payable on September 10, 1999. On April 14, 1998, Horler agreed to reduce the interest rate of the Second Horler Note from 9% to 5% per year for the year ended December 31, 1997. In addition, Horler agreed that after December 31,

1998, no principal repayment of the Second Horler Note would be demanded until the Company was financially capable of doing so. However, following January 1, 1998, the Second Horler Note continued to bear interest at 9% per year. The Second Horler Note was paid off in January 2000 as indicated below.

         On September 11, 1996, the Company disposed of all the issued and outstanding shares of capital stock of Acewin to BTR China Holdings B.V., a Netherlands company ("BTR"). At that time, the Company had the following subsidiaries:

         WL--a holding company incorporated in the British Virgin Islands.

         China Construction Holdings Limited ("CCHL")--a company incorporated in Hong Kong, formerly known as China Construction International Group Limited.

         Hangzhou Zhongche Huantong Development Ltd. ("HZHD")--a Sino-foreign joint venture company located in Hangzhou, Zhejiang Province, the PRC.

         The Company held a 100% interest in WL. WL held a 100% interest in CCHL which in turn held a 51% interest in HZHD. HZHD was established to develop the Hangzhou Toll Road.

         The Company filed an Amendment to its Certificate of Incorporation on February 8, 1999 changing its name from "Regal International, Inc." to "Asia Resources Holdings Ltd." and increasing its capital stock to 1,100,000,000 shares. On February 19, 1999, the Company effected a 1-for-138 reverse stock split of its Common Stock which resulted in approximately 597,132 shares of Common Stock outstanding.

         On January 24, 2000, pursuant to an Acquisition Agreement dated as of September 10, 1999 (the "Far Beyond Acquisition Agreement") by and among the Company, Horler, Far Beyond and the shareholders of Far Beyond (the "FB Shareholders"), the FB Shareholders transferred all of the issued and outstanding shares of the capital stock of Far Beyond (the "Far Beyond Shares") to the Company in exchange for 8,757,951 shares of the Common Stock of the Company, representing approximately 88% of the outstanding shares of the Common Stock of the Company.

         Concurrently with and as a condition of the closing of the Far Beyond Acquisition Agreement, pursuant to a Disposal Agreement (the "Disposal Agreement") between the Company and Horler, the Company transferred to Horler the entire share capital of WL in full and final satisfaction of the Second Horler Note. Also, concurrently with and as a condition of such closing, pursuant to an Assignment Agreement (the "Assignment Agreement") between the Company and CSH, the Company assigned to CSH, in settlement of all of the outstanding indebtedness the Company owed to CSH, the New Regal Promissory Note and the Harlequin Promissory Note. Pursuant to the Disposal Agreement and the Assignment Agreement (but prior to giving effect to the acquisition of the Far Beyond Shares) the Company disposed of all of its assets other than approximately $150,000 in cash or cash equivalents and all of its liabilities.

         At the closing of the Far Beyond Acquisition Agreement, the executive officers and directors of the Company resigned. Immediately following such resignations, the following persons became members of the Board of Directors of the Company: Lung Po Ching, Rui Min Zhao, Ming Xue Liu, Feng Jie Liu and Wai On Wan. Also immediately following such resignations, the Board of Directors of the Company elected Lung Po Ching as Chairman of the Board, Rui Min Zhao as Vice Chairman of the Board and President, Ming Xue Liu as Vice President, Feng Jie Liu as Chief Financial Officer and Wai On Wan as the Secretary of the Company.

         On March 14, 2000, the Company filed an Amendment to the Certificate of Incorporation to decrease the authorized capital stock of the Company to 40,000,000 shares (consisting of 30,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock) and to change the name of the Company from "Asia Resources Holdings Ltd." to "Asia Fiber Holdings Limited."

BUSINESS

         The Company's only significant asset is its 100% equity interest in Far Beyond. Far Beyond owns a 70% equity interest in Asibao, the principal activity of which is the manufacture and sale of polyester fiber products. Asibao was established as a Sino-foreign joint venture company in the PRC between Heilongjaing Longdi Group Co. Limited ("Longdi"), a PRC state-owned enterprise ("Longdi") and Far Beyond on October 18, 1995 with a duration of thirty (30) years from the date of the business license. Far Beyond contributed cash in the amount of US $8.40 million in exchange for its seventy percent (70%) equity interest in Asibao and Longdi contributed its operating assets, having an aggregate fair market value of US $3.60 million in exchange for its 30% equity interest in Asibao. The registered capital of Asibao is approximately US $12 million.

         Asibao also acquired from Londgi as of January 1, 1996 other fixed assets , including production facilities, with an aggregate fair value of US $46.81 million pursuant to an agreement between Asibao and Londgi approved by the relevant governmental authorities of the PRC. Asibao has assumed substantially all of the business previously engaged in by Longdi, which business consists primarily of the production and distribution in China of polyester filament and polyester staple fiber. Polyester fiber is mainly used by the textile industry for apparel, household, industrial and other fabrics. Before the formation of Asibao, Longdi produced polyester filament and polyester staple fiber in standardized forms and as "differential" fiber with particular specifications.

         Asibao's products are primarily distributed throughout China to a diversified customer base and a small proportion of its products are sold overseas. Currently, management of Asibao believes that demand in China for polyester filament and staple fiber exceeds the locally produced supply.

THE POLYESTER INDUSTRY

INTRODUCTION

         Polyester is a synthetic polymer formed by the reaction between an organic acid (usually PTA) and organic alcohol (usually MEG). Both PTA and MEG are petrochemical derivatives. The production of polyester involves two phases:
(1) the polymerization phase which leads to the formation of a viscous paste known as polyester melt and (2) the processing phase in which polyester melt if formed into a range of end products. The production process can either be continuous from the initial reactants to the end products or it can be interrupted (the batch process) by allowing the polyester melt to solidify. This intermediate product, known as polyester chip, reverts to polyester melt on reheating and can then be further processed.

         At the end of the processing phase, polyester can take one of the following forms: staple fiber, filament, resin or film. Polyester fiber (staple and filament) was estimated to account for approximately 70% of worldwide polyester production in 1998. It is the leading synthetic fiber in commercial production worldwide. Polyester fiber is either drawn into continuous strands known as filament or into bundles of strands which are then cut into short lengths to form staple fiber. Staple fibers more closely resembles the physical characteristics of naturally occurring fibers, such as cotton and wool. It is typically used in pure form or blended with cotton, wool, acrylic or viscose. Polyester fiber has the widest range of applications of any synthetic fiber.

------------------------------------- ----------------------------------------------------------------------------------
APPLICATIONS INCLUDE:


Apparel                               Outerwear, lingerie, sweaters, socks, leisure-wear, workwear, medical staff wear


Household                             carpet pile and backing, upholstery, household textiles, fiberfill


Industrial                            Tire cord, other rubber reinforcements, geotextiles, composites, ropes and cordage, coated fabrics, seat belts and filter media

------------------------------------- ----------------------------------------------------------------------------------

GROWTH IN PRODUCTION

         The global polyester industry has experienced significant growth over the last decade, primarily as a result of the substitution of polyester for other synthetic and natural materials, general economic growth (especially in certain parts of the developing world), technological advancements and new applications. World polyester production grew at an estimated compound annual rate of 11.4 % between 1993 and 1998.

         Processed polyester can take one of three principal forms: PET packaging resin, fiber (either polyester staple fiber or polyester filament), or film. The following table shows changes in world polyester production by end products from 1993 to 1998.

                                          1993                          1998                 1993-1998
                                                                                              COMPOUND
                                                       % OF                          % OF       ANNUAL
                                    PRODUCTION        TOTAL        PRODUCTION       TOTAL       GROWTH
                                 (IN THOUSANDS                  (IN THOUSANDS
                                      OF TONS)                       OF TONS)

Polyester fiber:
  - Polyester filament                   5,247         37.8             9,095        38.1        11.6%
  - Polyester staple fiber               5,103         36.7             7,614        31.9         8.3%
PET packaging resin                      2,027         14.6             5,121        21.5        20.4%
Film                                       954          6.9             1,310         5.5         6.5%
Others                                     565          4.0               731         3.0         5.3%
                                          ----         ----              ----        ----
                                        13,896        100.0            23,871       100.0        11.4%
                                        ======        =====            ======       =====


GEOGRAPHY OF PRODUCTION

         In the six-year period between 1993 and 1998, respectively, most of the growth in world polyester fiber production has occurred in Asia (excluding Japan), where production has increased at an estimated compound annual growth rate of approximately 14.9%. The estimated compound annual growth in production in North America and Western Europe, where the polyester industry was originally established, has generally been slower or negative in the same period. During the same period, the world's second largest producer of polyester fiber, had the largest absolute increase in polyester fiber production of approximately 2,215,000 tons. In the six-year period between 1993 and 1998, absolute world polyester production increased by 9,975,000 tons, at an estimated compound annual growth rate of 11.4 %. This gradual shift of production base of polyester fiber has been driven by demographic and cost considerations in general and by the relocation of the textile and apparel industries to Asia in particular. Asia is already the world's largest producing region for polyester fiber and the only one which is expected to increase its market share and production over the medium and longer term. In 1998, over 70% of production capacity of polyester fiber was located in Asia.

         The followings set forth the world polyester fiber production by countries/regions:

---------------------------------------------------------------------------------------------------------------

                            WORLD POLYESTER FIBER PRODUCTION BY COUNTRIES/REGIONS
---------------------------------------------------------------------------------------------------------------
                                            (IN THOUSANDS OF TONS)


                                         1993                      1998                       1993-1998
                                                                                           COMPOUND ANNUAL
                                                                                               GROWTH
                                  STAPLE                    STAPLE                       STAPLE
                                   FIBER      FILAMENT       FIBER       FILAMENT         FIBER       FILAMENT

North America                      1,190           667       1,368            845          2.8%           4.8%
Central/South America                151           134         160            159          1.2%           3.5%
Western Europe                       473           422         435            500         -1.7%           3.5%
Eastern Europe                       293           170         251            171         -3.0%           0.1%
Middle East/Africa                   160           180         219            302          6.5%          10.9%
South/Southeast Asia                 712           754       1,666          1,653         18.5%          17.0%
East Asia                          1,832         2,495       3,235          5,060         12.0%          15.2%
Taiwan                               718         1,031         930          1,750          5.3%          11.2%
South Korea                          489           664         675          1,300          6.7%          14.4%
PRC                                  625           800       1,630          2,010         21.1%          20.2%
Japan                                292           425         280            405         -0.8%          -1.0%
                                    ----          ----        ----           ----

Total                              5,103         5,247       7,614          9,095          8.3%          11.6%
                                   =====         =====       =====          =====
----------------------------- ----------- ------------- ----------- -------------- ------------- --------------


PRODUCT PRICES AND PRODUCERS' MARGIN

         The price of polyester on the open market is dependent mainly on the level of demand for particular products relative to production capacity and the price of raw materials. There is also some variation in the price of polyester as between the major regional markets of North America, Europe and the Far East. This variation reflects the supply and demand balances within each region, the pressure on domestic suppliers from imports, and the prevalence of tariff barriers, both for polyester products and raw materials.

         Since 1996, the prices of PTA and MEG offered by international suppliers has been declining as a result of new production capacities, stagnant growth in demand for polyester products and a slump in crude oil prices. Affected by the Asian financial crisis that occurred in 1997, the prices of polyester fiber reached the cyclical bottom in mid-1998. Since then, the polyester industry has rebounded from the bottom with the recovery in economies taking place in Japan, Asia and Europe. These recoveries are positive for GDP sensitive commodity products such as polyester and textiles.

POLYESTER INDUSTRY IN CHINA

         The five (5) major synthetic fibers produced in the PRC are polyester fiber, acrylic fiber, polyvinyl alcohol fiber, polypropylene fiber and nylon. Polyester fiber is the most important synthetic fiber produced in the PRC representing approximately 80% of the total domestic consumption of synthetic fibers.

         The textile and garments industry is a major sector in the Chinese economy, accounting for approximately 9.3% of the gross value of industrial output in 1998 (Source: Statistical Yearbook of China 1999). China has one of the lowest per capita ratios of arable land in the world, with only 0.77 hectares per capita, and as such it cannot produce all the natural fibers for the consumption by the textile industry. The synthetic fiber industry thus has a key role in sustaining China's textile output. At present, the fiber consumption in the PRC is approximately 6 kilograms per capita which is below the world's average of 7.7 kilograms per capita.

         The polyester industry in the PRC began in the 1960's, which was later than much of the developed world. Despite its late start, the PRC has since experienced a tremendous pace of development in the polyester industry. In 1998, the PRC's total polyester production output of approximately 3.8 million tons placed it as the second largest producer of polyester in the world, after the United States.

         During the initial phase of development of the PRC's polyester industry, reliance was placed on domestic technology for research and development and a large number of small scale plants were constructed using the batch production method. These plants were geographically dispersed, relying on outside suppliers of chips for their raw materials and producing a relatively narrow range of products. From the mid-1970's to the mid-1980's, the PRC concentrated instead on importing technology and equipment and the construction of a few large scale complexes. Over the years, there has been rapid expansion of production capacity, mainly focused around these large scale complexes. The import of relatively new technology, processes, equipment and management systems has enabled the PRC's polyester industry to develop at a rapid pace. However, the problem remains that the industry is very fragmented with many small plants.

         China had a 21.8% world market share of polyester fiber production in 1998. It is estimated that the PRC's production of polyester filament and polyester staple fiber will be increased at an average compound annual growth rate of approximately 4.3% and 5.0%, respectively, over the period 1998 to 2004.

                         POLYESTER PRODUCTION IN THE PRC
                             (IN THOUSANDS OF TONS)

                                                                                                        Compound
                                                                                                          Annual
                                     1998          1999         2000         2001         2004            Growth

Polyester filament                  2,010         2,062        2,159        2,261        2,593              4.3%
Polyester staple fiber              1,630         1,713        1,818        1,930        2,181              5.0%


         It is expected that the polyester fiber sector will ultimately benefit from China's entry into the World Trade Organization, on the back of higher exports of textile products as the present quota system is gradually phased out over the next five to six (6) years. The present tariff system on polyester fiber, will likely remain, albeit at slightly lower rates. It may take five (5) years before the average tariff of 17% falls to 9%. At the same time, a cyclical upturn in the polyester sector plus higher export demand will likely keep product products prices and margins high. Furthermore, China has raised export tax rebates on textile products from 14% to 17%, which should encourage more exports. Together with the projected growth in population and the expected improvement in the living standards in the PRC, the demand for polyester fiber will certainly increase significantly.

                        POLYESTER CONSUMPTION IN THE PRC

                             (IN THOUSANDS OF TONS)

                                                                                                        Compound
                                                                                                          Annual
                                     1998          1999         2000         2001          2004           Growth

Polyester filament                  2,616         2,606        2,704        2,800         3,128             3.0%
Polyester staple fiber              2,226         2,334        2,458        2,580         2,901             4.5%


PRODUCTS

         Asibao currently produces two main products: polyester staple fiber and polyester filament. Asibao sells its polyester staple fiber with approximately fifty (50) different specifications under the brand name of "Yin Chau". It sells its polyester filament with approximately twenty-five (25) different specifications kinds under the brand names "Asibao," "Baiyu" and "Yinling." Asibao sells its products in over 180 factories in eighteen (18) different provinces, cities and autonomous regions in China and eighteen (18) of its products have been honored with the title of top quality product of the ministry and the province in China.

         The polyester staple fiber produced by Asibao has the characteristics of high tenacity, low elongation and high resistance of heat so that it is widely used in the textile industry. The three-dimensional crimped hollow fiber is one of the variations of staple fiber and was introduced in the 1980s. It is used mainly as an insulation and stuffing material for pillows, quilts, upholstery, ski-wear, and toys, as well as for processing suede-like woven products.

RAW MATERIALS

         The principal raw material used by Asibao is polyester chip. Approximately 85% of Asibao's total cost of sales is attributable to raw materials. Raw materials are purchased from domestic, including Longdi, Liaoyang Petrochemical Fiber Co., Yinshan Petrochemical Polyester Co., Shanghai Jinshan Petrochemical and Yizheng Chemical Fiber Company.

         Asibao is not committed to any supply agreements with suppliers. Asibao chooses its suppliers based upon the price and quality of their raw materials.

DISTRIBUTION OF PRODUCTS

         Approximately all of the Company's sales are made to domestic customers located in Heilongjiang, Henan, Liaoning, Jilin, Shandong, Hebei, Tienjin, Shanxi, Zhejiang, Shaaxi, Jiangsu and approximately 11 other provinces or cities.

         From 1993 until the present, total export sales of the Company was 500 tons of its products. Demand in China for polyester staple fiber well exceeds domestic supply and the Company has consistently sold all of the polyester staple fiber that it has been able to produce.

         In 1998, the average prices of polyester staple fiber and polyester filament sold were approximately US $980 and US $1,278 per ton, respectively. The customers of the Company are mainly textile factories and wholesalers of polyester fiber. The Company's customer base is well established and approximately 75-80% of its sales represent repeat orders to existing customers.

MARKETING

         Asibao conducts its marketing efforts through its sales and marketing division, comprised of approximately fifty-three (53) employees working in Liaoning, Shandong, Beijing, Tienjin, Zhejiang and Heilongjiang. Approximately thirty-one (31) of such employees are market promotion staff and after-sales technicians and are responsible for conducting market research, sales planning, marketing strategy, order consultation with customers, sales coordination and control, and payment collection.

PRICING

         Until the end of 1992, a control price for polyester products sold by Chinese producers in China was set for each calendar year by the Commodities Price Bureau in consultation with the Textile Ministry. Individual producers could apply to the Commodities Price Bureau for permission to sell specific products at higher prices, but not at lower prices.

         In 1993, the pricing system was reformed and the price of polyester staple fiber was deregulated while the price for its primary raw material, polyester chip, was based on a pre-set reference control price around which producers could adjust up or down within a range of ten percent (10%) for standard products.

         However, in 1994, the pricing system was reformed once again and now the producers themselves may determine the prices of polyester chip, as well as polyester staple fiber. In response to these changes, Asibao reviews pricing policy on a quarterly basis and adjusts prices according to such factors as changes in demand, international product prices, costs of raw materials and exchange rates. The sales prices for all orders are now determined by direct negotiations with the customers and slightly favorable terms are granted to regular customers.

COMPETITION

         In the domestic market, Asibao's main competitors are mainly large manufacturers located close to the coastal regions. Such competitors include Yizheng Chemical Fiber Company Limited, Tianjin Petrochemical Company, Liaoyaong Petrochemical Fiber Company, Shanghai Petrochemical Polyester Factory and Guangdong Zinhui Chemical Fiber Factory, among others.

         Asibao competes with domestic producers on the basis of product quality, wide variety of product specifications, delivery performance and after-sales services. Far Beyond believes that Asibao has a pricing advantage over its competitors due to a number of factors including, economies of sale, its ability to purchase cheaper raw materials through various channels and its use of the raw materials in its production of not only the polyester staple fiber, but also the polyester filament.

         Longdi owns a polyester chip plant that commenced operations in 1996 with a production capacity of 80,000 tons of polyester chip per annum. On January 10, 1996, Longdi and Asibao entered into a purchase agreement pursuant to which Longdi agreed to guarantee the supply of polyester chip to Asibao at a 5% to 10% discount to the prevailing market prices offered to other purchasers of polyester chip with a right of first refusal to Asibao.

         Far Beyond believes that product price is the major competitive advantage that Asibao has over importers of similar products. The import prices of staple fibers and filament are generally about 20% higher than those of Asibao. Presently, the domestic market in China is protected by tariffs on imported chip and staple fiber. Even if China becomes a signatory of GATT and import tariffs decrease, Far Beyond anticipates that the PRC government will likely promulgate appropriate regulations to protect local manufacturers against overseas dumping.

RESEARCH AND DEVELOPMENT

         The research and development division for both Asibao and Longdi are centralized within the organizational structure of Longdi and is known as the research institute. The research institute originated in 1983 and provides technical expertise for the improvement of the production facilities. The research institute also provides advanced technical training for employees. Asibao shares the costs incurred for the services provided by that division.

MANAGEMENT AND EMPLOYEES

         Asibao employs approximately 1,100 employees. The number of employees, categorized by function, is approximately as follows:

Function                                                      Number of Employees
--------                                                      -------------------

Production, Engineers and Technicians                                 1,055

Sales and Marketing                                                      15

Accounting, General and Administration                                   42

ITEM 2.  PROPERTIES

         As of December 31, 1999, the Company had no office or facility for U.S. operations. The head office and production facilities of the Company are located in Harbin City, the capital of the Heilongjiang province (the "Facilities"). The Facilities are leased by Longdi to the Company pursuant to a 30-year lease, commencing January 1, 1996 at a rate of US $121,000 per year. The rental rate is adjustable, based on further mutual negotiation, every three years. The factories and office buildings cover a total area of approximately 317,000 square meters, comprising 244,000 square meters for production plants and 73,000 square meters for warehouses and offices.

         The Company's production facilities at present consist of a polyester staple fiber plant and polyester filament plant nos. 1 and 2. All plant and machinery at these factories are owned by the Company. Long term land use rights for the land on which these facilities are situated are held by Longdi. Other supporting facilities, including a power plant and a thermo-electricity plant, are provided by Longdi at agreed rates.

         All land in the PRC is owned by the government. According to the PRC law, land may be leased (under land use rights) for certain periods of time to businesses. While Chinese law expressly protects the status and rights of Sino-foreign joint venture enterprises, including their right to use land during the term of their respective joint venture contracts, the state reserves the right, in extreme and exceptional circumstances, to terminate the joint venture and provide compensation therefor. In such an event, a joint venture's right to use land would terminate and all facilities would revert to the state in exchange for just compensation. Although management sees little risk in not having title to the land use rights, no assurances can be given that such land use rights may not be terminated by the government.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 30, 1999, the stockholders of the Company held a special meeting (the "Special Meeting") at which the stockholders approved (1) the Disposal Agreement and the Assignment Agreement ("Proposal I") and (2) an amendment to the Certificate of Incorporation of the Company to decrease the authorized Common Stock of the Company from 1,100,000,000 shares to 30,000,000 shares and to change the name of the Company from "Asia Resources Holdings Limited" to "Asia Fiber Holdings Limited" ("Proposal II").

         The record date for the Special Meeting was October 15, 1999 (the "Record Date"). 344,849 shares (or approximately 57.7%) of the Common Stock outstanding as of the Record Date voted for Proposal I, while 5,799 shares of the Common Stock outstanding as of the Record Date voted against Proposal I. 1,632 shares of the Common Stock outstanding as of the Record Date abstained with regard to Proposal I. 344,745 shares (or approximately 57.7%) of the Common Stock outstanding as of the Record Date voted for Proposal II, while 6,067 shares of the Common Stock outstanding as of the Record Date voted against Proposal II. 1,632 shares of the Common Stock outstanding as of the Record Date abstained with regard to Proposal II.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock was listed on the New York Stock Exchange ("NYSE") under the symbol RGL until December 7, 1994, at which time the NYSE suspended its trading due to the Company's failure to meet the continued listing requirements. On February 5, 1995, the Common Stock of the Company was removed from registration and listing on the NYSE. The Company's Common Stock began trading on the NASD OTC Electronic Board in August 1995. The Company's current symbol is ASRS. The following information sets forth the high and low prices in dollars per shares for the Common Stock of the Company during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. The information set forth below was provided by Dow Jones Interactive Quotes and Market Data.

                                                                      High*                      Low*

1997
         First Quarter (through March 31, 1997)                    12 61/64                    2 5/32
         Second Quarter (through June 30, 1997)                      4 5/16                    2 5/32
         Third Quarter (through September 30, 1997)                  2 5/32                    2 5/32
         Fourth Quarter (through December 31, 1997)                  2 5/32                    2 5/32

1998
         First Quarter (through March 31, 1998)                      2 5/32                    2 5/32
         Second Quarter (through June 30, 1998)                      2 5/32                    2 5/32
         Third Quarter (through September 30, 1998)                 2 49/64                     1 3/8
         Fourth Quarter (through December 31, 1998)                 2 49/64                    2 5/32

1999
         First Quarter (through March 31, 1999)                       4 3/4                       1/4
         Second Quarter (through June 30, 1999)                       4 1/2                       1/4
         Third Quarter (through September 30, 1999)                   4 1/2                     1 1/4
         Fourth Quarter (through December 31, 1999)                      35                       3/4

         *On February 18, 1999, the Company effectuated a 1-for-138 reverse stock split of the common stock of the Company. The high and low price quotations for 1997 and 1998 have been adjusted to reflect the 1-for-138 reverse stock split.

         On March 13, 2000, the closing bid price for the Common Stock as reported by the OTC Electronic Bulletin Board was $.625.

         On March 13, 2000 there were approximately 7,147 stockholders of record for the Common Stock of the Company. As of such date, 9,952,234 shares of Common Stock were outstanding.

         No dividends have been declared or paid on the common stock of the Company since the Company's incorporation. It is the current policy of the Board of Directors to retain earnings, if any, to provide funds for the Company's operations. The payment of dividends is at the discretion of the Board of Directors, and dividends may be paid only out of current earnings and profits or retained earnings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion should be read in conjunction with the Consolidated Financial Statements of Far Beyond Investments Limited ("Far Beyond") and related Notes thereto, and other financial information included elsewhere herein. The financial statements of Far Beyond are prepared in conformity with generally accepted accounting principles of the United States ("US GAAP").

RESULTS OF OPERATIONS

         The following table shows the selected consolidated income statement data of Far Beyond and its subsidiaries for the three fiscal years ended December 31, 1997, 1998 and 1999. The data should be read in conjunction with, and qualified in their entirety by reference to, the Consolidated Financial Statements of Far Beyond and related Notes thereto and other financial information included elsewhere therein:

--------------------------------------------------------------------------------------------------------
                                                               Year Ended December 31,

                                                       1997           1998           1999          1999
(In thousands)                                        (RMB)          (RMB)          (RMB)        (US $)
--------------------------------------------------------------------------------------------------------

Sales                                               494,897        460,448        452,218        54,682

Cost of sales                                     (407,852)      (375,559)      (364,174)      (44,036)
                                              --------------  ------------- -------------- -------------

Gross profit                                         87,045         84,889         88,044        10,646

Gross profit margin                                   17.6%          18.4%          19.5%         19.5%

Other income                                              -              -            913           110

Selling and administrative expenses                (18,658)       (19,795)       (29,863)       (3,610)

Financial expenses, net                            (17,406)       (10,694)        (4,978)         (602)
                                              --------------  ------------- -------------- -------------

Income before income taxes                           50,981         54,400         54,116         6,544

Income taxes                                              -        (4,168)          (268)          (33)
                                              --------------  ------------- -------------- -------------

Income before minority interests                     50,981         50,232         53,848         6,511

Minority interests                                 (16,831)       (16,502)       (17,301)       (2,092)
                                              --------------  ------------- -------------- -------------

Net income                                           34,150         33,730         38,547         4,419
                                              ==============  ============= ============== =============

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

SALES AND GROSS PROFIT MARGIN

         Total sales for the year ended December 31, 1999, decreased by RMB 8.2 million (US $992,000) or 1.8% to RMB 452.2 million (US $54.7 million), compared to RMB 460.4 million (US $55.7 million) for the corresponding period in 1998. The total sales volume for the year ended December 31, 1999 decreased by 3.4% compared to that of the corresponding period in 1998. As a series of anti-smuggling campaigns and expansionary fiscal policies were launched by the PRC government during the year, the over-supply of polyester products in the domestic market was considerably reduced. This has resulted in a marginal increase in both the selling prices and sales volume of polyester fibers product, with the exception of staple fibers. Marginal decreases in selling prices and sales volume of staple fibers were mainly due to the decreasing price of cotton during 1999, and the demand and selling price of staple fibers were vulnerable to the selling price of cotton. As the sales of staple fibers accounted for 57% of total sales in 1999, the decreasing sales of staple fibers more than offset the increasing sales of other polyester fiber products and accounted for the overall decrease in sales.

         The increase in gross profit margin from 18.4% in 1998 to 19.5% in 1999 was mainly due to the slightly increase in selling prices of polyester fiber products (except for staple fiber).

OTHER INCOME

         Other income for the year ended December 31, 1999 represented cash dividend income received from the investment in the Heilongjiang Longdi Limited Liability Company.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses increased by RMB 10.1 million (US $1.2 million) or 50.9% to RMB 29.9 million (US $3.6 million) in 1999 from RMB
19.8 million (US $2.4 million) in 1998. The following events occurred in 1999 that attributed to the overall increase in selling and administrative expenses:

          (a) Far Beyond's subsidiary, Harbin Asibao Chemical Fiber Co., Ltd. ("Asibao"), made provision of RMB 12.1 million (US $1.5 million) in 1999 (1998: nil) on certain trade receivables recovery of which was considered by management to be doubtful.

          (b) Asibao incurred professional and consultancy fee for tax filing in the PRC and settled claims for damages due to sub-standard quality of product sold of approximately RMB 1.1 million (US $133,000) (1998: nil).

          (c) There was a decrease in transportation expenses by RMB 2.6 million (US $314,000) as a result of a 25-30% charge reduction by PRC railway authorities during the year.

FINANCIAL EXPENSES, NET

         Net financial expenses decreased by RMB 5.7 million (US $691,000) or 53.5% to RMB 5.0 million (US $602,000) in 1999 from RMB 10.7 million (US $1.3 million) in 1998. The decrease was primarily due to the decrease in the average bank borrowing rate from 8.7% in 1998 to 7.6% in 1999 and the increase in interest income on the amount due from Heilongjiang Longdi Group Co., Ltd. ("HLG").

INCOME TAXES

         Under the current British Virgin Islands' Law, any dividends Far Beyond will distribute in the future, and capital gains arising from Far Beyond's investment are not subject to income taxes in the British Virgin Islands.

         Asibao is governed by the Income Tax Laws of the PRC. Being a Sino-foreign joint venture established in the Harbin Economic Development Zone and being awarded the status of "advanced technology enterprise", Asibao is exempted from income taxes for a period of two years commencing from its first profitable year and is entitled to a preferential income tax rate of 15% for the remaining years of the Joint Venture with a 50% reduction for 3 consecutive years commencing from its third profitable year. 1998 and 1999 are the third and fourth profitable years, respectively, and the income taxes are provided accordingly, based on the preferential income tax rate of 15%.

         Asibao has, however, successfully claimed 3 years' tax-free holiday in 1999 under certain tax regulations for the advanced technology enterprises issued by the local government. Accordingly, income taxes provided in 1998 were reversed in 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

SALES AND GROSS PROFIT MARGIN

         Total sales for the year ended December 31, 1998, decreased by RMB 34.4 million (US $4.2 million) or 7.0% to RMB 460.4 million (US $55.7 million), compared to RMB 494.9 million (US $59.8 million) for the corresponding period in 1997. The total sales volume for the year ended December 31, 1998 increased by 2.9% compared to that of the corresponding period in 1997. While only the sales volume of hollow fiber increased, sales volume of other polyester fibers decreased. The decrease in sales volume, except hollow fiber, was primarily due to the persistent over-supply of polyester fiber products in the PRC domestic market during the period as a result of the smuggling and dumping activities of other manufacturers, especially in Korea and Taiwan. In view of the persistence of smuggling and low price imports, the PRC Government has taken a series of stringent anti-smuggling measures to enforce import quotas and high tariffs that shield the domestic market from foreign competitions form July 1998 onwards. In June 1998, the customers anticipated that the prices of polyester fibers would rise upon the launching of anti-smuggling measures that would cause a decrease in supply, especially for hollow fiber whose supply is comparatively scarce in the domestic market. High order flow, particularly during the period June to August 1998, of hollow fiber product which resulted in an overall increase in sales volume of this product.

         The average selling prices of polyester fiber products in 1998 dropped by 1-21%, compared to 1997, attributing to the decrease in overall sales. The downward pressure on prices came from the decreasing cost of polyester chips and the revised pricing policy. The decrease in cost of polyester chips was mainly a result of the enlarged production capacity of Taiwanese and South Korean manufacturers as well as the smuggling and dumping activities during 1998.

         The gross profit margin increased from 17.6% in 1997 to 18.4% in 1998, primarily due to the fact that the decrease in selling prices of polyester fiber was more than compensated by the decrease in cost of polyester chips.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses increased by RMB 1.1 million (US $137,000) or 6.1% to RMB 19.8 million (US $2.4 million) in 1998 from RMB 18.7 million (US $2.3 million) in 1997. During the year,

Asibao assumed certain transportation expenses amounting to approximately RMB
3.2 million (US $388,000) which were previously borne by certain customers as a goodwill exercise for certain key customers. The resulting increase in transportation expenses was partially offset by the decrease in administrative expenses as less overhead was allocated by HLG on certain shared facilities for the temporary closure of operation of one of Asibao's filament factories of Asibao for repair, maintenance and equipment replacement during 1998.

FINANCIAL EXPENSES, NET

         Net financial expenses decreased by RMB 6.7 million (US $812,000) or 38.6% to RMB 10.7 million (US $1.3 million) in 1998 from RMB 17.4 million (US $2.1 million) in 1997. The decrease was primarily due to the decrease in the average bank borrowing rate from 9.5% in 1997 to 8.7% in 1998 and interest income charged on the amount due from HLG. in 1998 which was interest-free in 1997.

INCOME TAXES

         Under the current British Virgin Islands' Law, any dividends Far Beyond will distribute in the future, and capital gains arising from Far Beyond's investment are not subject to income taxes in the British Virgin Islands.

         Asibao is governed by the Income Tax Laws of the PRC. Being a Sino-foreign joint venture established in the Harbin Economic Development Zone and being awarded the status of "advanced technology enterprise", Asibao is exempted from income taxes for a period of two years commencing from its first profitable year and is entitled to a preferential income tax rate of 15% for the remaining years of the Joint Venture with a 50% reduction for 3 consecutive years commencing from its third profitable year. 1997 is the second profitable year and, therefore, no income taxes are provided. 1998 is the third profitable year and, therefore, income taxes are provided based on the preferential income tax rate of 15%.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Filed herewith are the following financial statements:

         Consolidated Financial Statements for the Years ended December 31, 1999, 1998 and 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective November 24, 1999, the Company dismissed Arthur Anderson & Co. ("Anderson") as the Company's independent accountants. The dismissal of Anderson was approved by the Company's Board of Directors.

         Anderson audited the Company's financial statements for the years ended December 31, 1998 and 1997. Anderson's report for such periods did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

         During the period from January 1, 1997 to December 31, 1998, there were no disagreements with Anderson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Anderson, would have caused such firm to make reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements. In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the fiscal year ended December 31, 1999 and the subsequent interim periods through March 24, 2000.

         The Company has provided Anderson with a copy of the disclosures contained herein, and has requested that it furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company in response to Item 304(a) regarding its involvement with the Company as independent accountants and, if not, stating the respects in which it does not agree.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 1999. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

            NAME                          AGE                                POSITION
            ----                          ---                                --------

Lung Po Ching                              53               Chairman of the Board

Rui Min Zhao                               51               Vice Chairman of the Board and President

Ming Xue Liu                               52               Vice President and Director

Fing Jie Liu                               52               Chief Financial Officer and Director

Wai On Wan                                 26               Secretary and Director

         MR. LUNG PO CHING, has been the Chairman of the Board of the Company since January 24, 2000. Mr. Ching has been involved for more than 20 years in the management of production and technology of industrial enterprises in the PRC. Mr. Ching graduated from the Harbin Military and Engineering Institute in 1968 and holds the title of Senior Engineer. Mr. Ching is also the president of two US corporations, one of which is listed on the NASDAQ Stock Exchange and the other is included on the OTC Bulletin Board operated by the NASD.

         MR. RUI MIN ZHAO, has been the Vice Chairman of the Board and President of the Company since January 24, 2000. Mr. Zhao is also the General Manager of Asibao. Mr. Zhao has many years of experience in the management of chemical fiber and textile enterprises. He has won several titles and awards such as the "National Medal of Outstanding Entrepreneur", the "National Model Worker of Textile Industry" and the "May First Labor Medal". Mr. Zhao graduated from the department of mechanical engineering of Harbin Industrial University in 1975.

         MR. MING XUE LIU, has been the Vice President and a Director of the Company since January 24, 2000. Mr. Liu has been involved in the production and technological improvement of synthetic fiber manufacturing since 1975. Mr. Liu has extensive experiences in working with and for foreign as well as in foreign companies. He graduated from Heilongjiang University in 1975 with a concentration in macro-molecular.

         MR. FENG JIA LIU, has been the Chief Financial Officer and a Director of the Company since January 24, 2000. Mr. Liu has over 30 years of financial management experiences. Mr. Liu graduated from Forestry Institute in Heilongjiang Province in 1967 with a concentration in financial management.

         MR. WAI ON WAN, has been the Secretary and a Director of the Company since January 24, 2000. Mr. Wan has been involved in corporate strategy and business development for high-tech industry. He was the Founder and Co-CEO of Iconcept.net Ltd., a company which focuses on providing web solution services to local companies. Mr. Wan graduated from Rutgers University, New Jersey in 1996 with a concentration in Finance.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION AGREEMENTS

         No executive officer received compensation during 1998 or 1999.

         There are currently no long-term employment or consulting agreements between the Company and the executive officers or directors of the Company.

BOARD OF DIRECTORS

         During the year ended December 31, 1999, two meetings of the Board of Directors were held. Additionally, certain corporate actions were also conducted by unanimous written consent of the Board of Directors. Directors are reimbursed for travel and other expenses relating to meetings of the Board of Directors and its committees. Richard N. Gray received $10,000 in 1998 for serving as a director of the Company.

STOCK OPTION PLAN

         No stock options or stock appreciation rights were granted to any directors or officers of the Company during 1998 or 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 13, 2000 with respect to (i) the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, (ii) the number of shares of Common Stock owned by each such person and group and (iii) the percent of the Company's Common Stock so owned.

         As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

---------------------------------------------- ------------------------------ -------------------------------
                                                                                      Percentage of
                                                    Number of Shares of             Outstanding Common
              Name and Address                         Common Stock                 Stock Beneficially
             of Beneficial Owner                    Beneficially Owned                    Owned
---------------------------------------------- ------------------------------ -------------------------------

Hearty Holdings Limited                                 4,046,174                        40.66%
Rm. 2005 Universal Trade Centre
3-5A Arbuthnot Road
Central, Hong Kong

Megastone Development Limited                          1,734,074                         17.42%
20/F Asia Pacific Finance Tower
Citibank Plaza, 3 Garden Road
Central, Hong Kong

Liu Ming Xue (1)                                       2,023,087                         20.33%
Rm. 2005 Universal Trade Centre
3-5A Arbuthnot Road
Central, Hong Kong

Cao Yu Shan (1)                                        2,023,087                         20.33%
Rm. 2005 Universal Trade Centre
3-5A Arbuthnot Road
Central, Hong Kong

Well Gain Investments Limited                            700,636                           7.0%
Room 2103-2104
21/F Treasure Centre
42 Hung To Road
Kwun Tong, Hong Kong

Zhu Yi Xin (2)                                           700,636                           7.0%
Rm. 2005 Universal Trade Centre
3-5A Arbuthnot Road
Central, Hong Kong

NJI No. 2 Investment Fund                              1,992,434                          20.0%
6 Battery Road, No. 42-01
Singapore 049909

(1) Messieurs Liu and Cao each own 50% of the share capital of Hearty Holdings Limited.

(2)  Mr. Zhu owns all of the share capital of Well Gain Investments Limited.

CHANGES IN CONTROL

         The Company is unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 12.  CERTAIN TRANSACTIONS

         Pursuant to a supplementary shareholders' agreement (the "Guaranteed Distribution Agreement") dated May 18, 1998 between CCHL and the Chinese joint venture partner of HZHD (the "Chinese Partner"), the Chinese Partner agreed to pay CCHL a fixed annual income of RMB 15,300,000 (the "Guaranteed Distribution") from January 1, 1998 through the expiration of the joint venture period of HZHD. Any surplus income generated from the Hangzhou Toll Road in excess of the amount of the Guaranteed Distribution would belong to the Chinese Partner and any shortfall would be made up by the Chinese Partner. In addition, as part of the Guaranteed Distribution Agreement, an amount of RMB 178,500,000 would be paid to CCHL upon the expiration of the joint venture period of HZHD and the assets of the joint venture would be surrendered to the Chinese Partner at no further consideration. This Guaranteed Distribution Agreement was subject to approvals by the authorities which originally approved the set up of the joint venture. To date, the approvals have not been obtained despite efforts by the management of the joint venture and the Company.

         On April 14, 1998, Horler, a wholly-owned subsidiary of CSH, a major shareholder of the Company, agreed to reduce the interest rate of the Second Horler Note from 9% to 5% per year for the year ended December 31, 1997. In addition, Horler agreed that after December 31, 1998, no principal repayment of the Second Horler Note would be demanded until the Company was financially capable of doing so. However, following January 1, 1998, the Second Horler Note continued to bear interest at 9% per year.

         On July 27, 1998 the Company, Harlequin and New Regal entered into a Deed of Variation pursuant to which Harlequin agreed and undertook to assume all of the obligations and liabilities of New Regal under the New Regal Promissory
Note in consideration of the Company's agreement to release New Regal from all obligations relating to the New Promissory Note. All other terms of the New Regal Promissory Note remained the same. At that time, Richard N. Gray was a director of the Company. Mr. Gray was also a director of GHL (Senior ) Pension Fund, of which Harlequin was a wholly-owned subsidiary.

         During 1998, New Regal and the Company agreed on a revised payment schedule relating to the Harlequin Promissory Note. Under the revised payment schedule, the payment of several monthly installments by New Regal in 1998 and 1999 was suspended and the outstanding principal balance was revised to be settled in sixty (60) equal monthly installments commencing March 1999. The Harlequin Promissory Note continued to bear interest at nine percent (9%) per year during the period of payment suspension in 1998 and 1999 and thereafter.

         The Company paid to CSH management fees of US $155,000 per year for 1997 and 1998 and US $38,000 during the three months ended March 31, 1999 for the office space and administrative support it shared with CSH.

         HZHD guaranteed bank borrowing of a company related to CSH in the amount of RMB 56 million and RMB 93 million as of December 31, 1997 and 1998, respectively.

         CSH committed to provide continuing financial support to the Company to the extent of CSH's interest in the Company for the period ending on December 31, 1999.

         On January 24, 2000, pursuant to the Far Beyond Acquisition Agreement by and among the Company, Horler, Far Beyond and the FB Shareholders transferred all of the issued and outstanding shares of the capital stock of Far Beyond to the Company in exchange for 8,757,951 shares of the

Common Stock of the Company, representing approximately 88% of the outstanding shares of the Common Stock of the Company.

         Concurrently with and as a condition of the closing of the Far Beyond Acquisition Agreement, pursuant to the Disposal Agreement between the Company and Horler, the Company transferred to Horler the entire share capital of WL in full and final satisfaction of the Second Horler Note. Also, concurrently with and as a condition of such closing, pursuant to the Assignment Agreement between the Company and CSH, the Company assigned to CSH, in settlement of the outstanding indebtedness the Company owed to CSH, the New Regal Promissory Note and the Harlequin Promissory Note.

                                     PART IV

(a)(1)                     Financial Statement

        (2)                Exhibits

Exhibit Number             Title
--------------             -----

      2.1(1)               Acquisition Agreement

      2.2(2)               Disposal Agreement

      2.3(3)               Assignment Agreement

       3.1*                Certificate of Incorporation as filed with the Delaware Secretary of State with amendments.

       3.2*                Bylaws

       21.1*               Subsidiaries of the Company

       27.1*               Financial Data Schedule for the year ended December 31, 1999 (US $)

       27.2*               Financial Data Schedule for the year ended December 31, 1999 (RMB)

      (1) Incorporated herein by reference to Exhibit C of the Proxy Statement of the Company filed on November 2, 1999.

      (2) Incorporated herein by reference to Exhibit A of the Proxy Statement of the Company filed on November 2, 1999.

      (3) Incorporated herein by reference to Exhibit B of the Proxy Statement of the Company filed on November 2, 1999.

      *Filed herein

(b)                        Reports on Form 8-K.

                           There were no reports on Form 8-K filed by Asia Resources during the fourth quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ASIA FIBER HOLDINGS LIMITED

                                       By:      /s/ Rui Min Zhao
                                                --------------------------------
                                                Rui Min Zhao
                                                President

Dated: March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      Rui Min Zhao                                                           Dated: March 30, 2000
         -----------------------------------
         Rui Min Zhao
         President and Vice Chairman of the Board

By:      /s/ Feng Jie Liu                                                       Dated: March 30, 2000
         -----------------------------------
         Feng Jie Liu
         Chief Financial Officer and Director
         (principal financial and accounting officer)

By:      /s/ Lung Po Ching                                                      Dated: March 30, 2000
         -----------------------------------
         Lung Po Ching
         Chairman of the Board

By:      /s/ Ming Xue Liu                                                       Dated: March 30, 2000
         -----------------------------------
         Ming Xue Liu
         Vice President and Director

By:      /s/ Wan Wai On                                                         Dated: March 30, 2000
         -----------------------------------
         Wan Wai On
         Secretary and Director

FAR BEYOND INVESTMENTS LIMITED AND SUBSIDIARY

CONTENTS

                                                                                                        Pages
Report of Independent Auditors                                                                           F-1

Consolidated Balance Sheets                                                                              F-2

Consolidated Statements of Income                                                                        F-3

Consolidated Statements of Changes in Shareholders' Equity                                               F-4

Consolidated Statements of Cash Flows                                                                    F-5

Notes to Consolidated Financial Statements                                                            F6 - F20


REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Far Beyond Investments Limited


We have audited the accompanying consolidated balance sheets of Far Beyond Investments Limited (the "Company") and its subsidiary (collectively the "Group") as of December 31, 1998 and 1999 and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the years ended December 31, 1997, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group as of December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 1997, 1998 and 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Ernst & Young
--------------------

Hong Kong
February 2, 2000

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 1998 and 1999

(Amounts in thousands except share and per share data)


                                                                Notes             1998           1999            1999
                                                                                   RMB            RMB             US$
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                        5,456          8,427           1,019
Trade receivables, less provision for doubtful debts
   of RMB12,128 in 1999 and nil in 1998                           6             75,185         56,868           6,877
Bills receivable                                                                 5,399          1,300             157
Other receivables and prepayments                                                  731            561              68
Inventories                                                       7             38,611         26,789           3,239
Amount due from a minority joint venture partner                 12             94,513        261,070          31,568
Amounts due from related companies                               12             11,539         29,161           3,526
                                                                               -------        -------         -------

TOTAL CURRENT ASSETS                                                           231,434        384,176          46,454

FIXED ASSETS                                                      8            191,379        133,642          16,160

INVESTMENT                                                        9             11,050         13,390           1,619

DEFERRED INCOME TAXES                                             5              2,242          2,042             247
                                                                               -------        -------         -------

TOTAL ASSETS                                                                   436,105        533,250          64,480
                                                                               =======        =======         =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans                                                       10            179,400        177,880          21,509
Accounts payable                                                                 1,896          4,315             522
Deposits from customers                                                         12,060         44,280           5,354
Accrued liabilities and other payables                                          36,471         29,677           3,589
Amount due to a director                                         12              1,168          5,734             693
Amounts due to related companies                                 12              3,457         12,098           1,463
Income taxes payable                                                             2,468            536              65
Dividend payable                                                                 3,912         19,961           2,413
                                                                               -------        -------         -------

TOTAL CURRENT LIABILITIES                                                      240,832        294,481          35,608

MINORITY INTERESTS                                                              19,035         21,988           2,659
                                                                               -------        -------         -------

TOTAL LIABILITIES AND MINORITY INTERESTS                                       259,867        316,469          38,267
                                                                               -------        -------         -------

COMMITMENTS AND CONTINGENCIES                                    15

SHAREHOLDERS' EQUITY
Ordinary shares, par value of US$1 each
    Authorized:
         30,000,000 ordinary shares
    Issued and fully paid:
         75,000 ordinary shares                                                    622            622              75
Additional paid-in capital                                       11             65,960         69,931           8,456
Reserves                                                         14             11,637         15,845           1,916
Retained earnings                                                               97,663        130,002          15,720
Accumulated other comprehensive income                                             356            381              46
                                                                               -------        -------         -------

TOTAL SHAREHOLDERS' EQUITY                                                     176,238        216,781          26,213
                                                                               -------        -------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     436,105        533,250          64,480
                                                                               =======        =======         =======


The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 and 1999

(Amounts in thousands except share and per share data)


                                                        Year ended       Year ended       Year ended      Year ended
                                                      December 31,     December 31,     December 31,    December 31,
                                                              1997             1998             1999            1999
                                              Notes            RMB              RMB              RMB             US$
SALES, including finished goods sold to
    related parties of RMB15,545,
    RMB10,361 and RMB17,912 in 1997,
    1998 and 1999, respectively                            494,897          460,448          452,218          54,682

COST OF SALES, including raw materials
    purchased from related parties of
    RMB286,463, RMB275,041 and
    RMB247,156;
    finished goods purchased from related
    parties of RMB nil, RMB nil and
    RMB18,344;
    utility charges paid to related parties of
    RMB28,302, RMB23,941 and
    RMB26,409;
    rental expenses for leasing of plant and
    machinery from related parties of
    RMB1,004, RMB1,004 and RMB1,004
    in 1997, 1998 and 1999, respectively                  (407,852)        (375,559)        (364,174)      (  44,036)
                                                           -------          -------          -------         -------

GROSS PROFIT                                                87,045           84,889           88,044          10,646

OTHER INCOME, NET, including dividend income
    of RMB nil, RMB nil and RMB1,030
    from an associate company of the
    Company's minority shareholders in 1997,
    1998 and 1999, respectively                                  -                -              913             110

SELLING AND ADMINISTRATIVE
  EXPENSES                                                 (18,134)         (19,271)         (17,735)         (2,144)


PROVISION FOR DOUBTFUL DEBTS                                     -                -          (12,128)         (1,466)

FINANCIAL EXPENSES, NET, including
    interest income from related party of RMB
    nil, RMB5,242 and RMB8,360
    in 1997, 1998 and 1999, respectively        4          (17,406)         (10,694)          (4,978)           (602)
                                                           -------          -------          -------         -------

INCOME BEFORE INCOME TAXES                                  51,505           54,924           54,116           6,544

INCOME TAXES                                    5                -           (4,568)            (268)            (33)
                                                           -------          -------          -------         -------
INCOME BEFORE MINORITY
  INTERESTS                                                 51,505           50,356           53,848           6,511

MINORITY INTERESTS                                         (16,831)         (16,502)         (17,301)         (2,092)
                                                           -------          -------          -------         -------

NET INCOME                                                  34,674           33,854           36,547           4,419
                                                           =======          =======          =======         =======

EARNINGS PER SHARE                            3(k)          462.32           451.39           487.29           58.92
                                                           =======          =======          =======         =======


The accompanying notes form an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 and 1999

(Amounts in thousands except share and per share data)


                                                        Year ended       Year ended       Year ended      Year ended
                                                      December 31,     December 31,     December 31,    December 31,
                                                              1997             1998             1999            1999
                                              Notes            RMB              RMB              RMB             US$
Balance at January 1, 1997                      622       65,960        4,190       36,582             356    107,710

Net income and comprehensive
    income                                        -            -            -       34,674               -     34,674

Transfer to/(from) reserves          14           -            -        3,676   (    3,676)              -          -
                                            -------      -------      -------      -------         -------    -------

Balance at December 31, 1997                    622       65,960        7,866       67,580             356    142,384

Net income and comprehensive
    income                                        -            -            -       33,854               -     33,854

Transfer to/(from) reserves          14           -            -        3,771   (    3,771)              -          -
                                            -------      -------      -------      -------         -------    -------

Balance at December 31, 1998                    622       65,960       11,637       97,663             356    176,238

Gain on sales of fixed assets to
    the Company's minority
    shareholder attributable to the
    Group                            11           -        3,971            -            -               -      3,971

Net income                                        -            -            -       36,547               -     36,547

Currency translation adjustments                  -            -            -            -              25         25
                                                                                                              -------
Comprehensive income                                                                                           36,572
                                                                                                              -------
Transfer to/(from) reserves          14           -            -        4,208   (    4,208)              -          -
                                            -------      -------      -------      -------         -------    -------

Balance at December 31, 1999                    622       69,931       15,845      130,002             381    216,781
                                            =======      =======      =======      =======         =======    =======


The accompanying notes form an integral part of these consolidated financial statements.

FAR BEYOND INVESTMENTS LIMITED AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

AS OF DECEMBER 31, 1997, 1998 and 1999


(Amounts in thousands except share and per share data)


                                                        Year ended       Year ended       Year ended      Year ended
                                                       December 31,     December 31,     December 31,    December 31,
                                                              1997             1998             1999            1999
                                                               RMB              RMB              RMB             US$
CASH FLOWS FROM OPERATING
  ACTIVITIES
     Net income                                             34,674           33,854           36,547           4,419
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                         17,614           17,581           17,209           2,081
       Minority interests                                   16,831           16,502           17,301           2,092
Decrease/(increase) in assets:
    Trade receivables                                       12,322          (15,560)          18,317           2,215
    Bills receivable                                        37,199            4,080            4,099             496
    Other receivables and prepayments                         (356)             379              170              21
    Inventories                                             12,116           13,835           11,822           1,429
    Amount due from related companies                       18,384             (332)             332              40
    Deferred income taxes                                        -              200              200              24
Increase/(decrease) in liabilities:
    Accounts payable                                          (977)          (1,569)           2,419             293
    Deposits from customers                                (30,366)         (11,996)          32,220           3,896
    Accrued liabilities and other payables                   9,179           10,857              356              43
    Amount due to a director                                  (468)             506            4,566             552
    Amount due to related companies                        (37,224)          (7,718)          (1,641)           (198)
    Income taxes payable                                         -            2,468           (1,932)           (234)
                                                           -------          -------          -------         -------
Net cash provided by operating activities                   88,928           63,087          141,985          17,169
                                                           -------          -------          -------         -------
CASH FLOWS USED IN INVESTING
      ACTIVITIES
          Purchases of fixed assets                         (1,836)            (561)          (1,017)           (123)
          Proceeds on sales of fixed
            assets to related party                              -                -           47,218           5,710
          Advances to a minority joint
            venture partner                                (91,212)         (19,416)        (166,557)        (20,140)
          Increase in investment                                 -           (3,900)          (9,490)         (1,148)
          Amounts due from related companies                (1,009)            (283)         (17,954)         (2,171)
          Advances to related companies                        186             (186)          10,282           1,243
                                                           -------          -------          -------         -------
Net cash used in investing activities                      (93,871)         (24,346)        (137,518)        (16,629)
                                                           -------          -------          -------         -------
CASH FLOWS PROVIDED BY/(USED IN)
     FINANCING ACTIVITIES
       Proceeds from bank borrowings                         2,660          138,800          177,880          21,509
       Repayments of bank borrowings                             -         (139,200)        (179,400)        (21,693)
       Dividend paid to minority joint venture partner           -          (39,757)               -               -
                                                           -------          -------          -------         -------
Net cash provided by/(used in) financing activities          2,660          (40,157)          (1,520)           (184)
                                                           -------          -------          -------         -------
Exchange differences on cash and cash equivalents                -                -               24               3
                                                           -------          -------          -------         -------

Net increase/(decrease) in cash and cash equivalents        (2,283)          (1,416)           2,971             359

Cash and cash equivalents, at beginning of year              9,155            6,872            5,456             660
                                                           -------          -------          -------         -------

Cash and cash equivalents, at end of year                    6,872            5,456            8,427           1,019
                                                           =======          =======          =======         =======


The accompanying notes form an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

1.    ORGANIZATION AND PRINCIPAL ACTIVITIES

      Far Beyond Investments Limited (the "Company" or "Far Beyond") was incorporated in the British Virgin Islands on March 21, 1995. The Company's principal activity is to conduct activities through its subsidiary and its principal investment is a 70% equity interest in Harbin Asibao Chemical Fibre Co., Limited ("Asibao" or the "Joint Venture"). The principal activity of Asibao is the manufacture and sale of synthetic fibre products.

      Asibao was established as a Sino-foreign joint venture company in the People's Republic of China (the "PRC") between Heilongjiang Londgi Group Co., Limited ("HLG") (30%) and Far Beyond (70%) on October 18, 1995 with a tenure of 30 years from the date of the business licence. The tenure can be extended by agreement between the joint venture partners with the necessary approval from the relevant government agencies. The registered capital of Asibao is US$12 million, contributed by HLG as to US$3.60 million (approximately RMB29.88 million) and by Far Beyond as to US$8.40 million (approximately RMB69.72 million).

2.    BASIS OF PRESENTATION

      The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). This basis of accounting differs from that used in the statutory financial statements of the Joint Venture in the PRC which are prepared in accordance with the accounting principles and the relevant PRC financial regulations.

      The principal adjustment made to the statutory financial statements of the Joint Venture to conform with US GAAP is the reclassification of the staff bonus and welfare reserve appropriation from reserves to a charge to income.

3.    PRINCIPAL ACCOUNTING POLICIES

      (a)   BASIS OF CONSOLIDATION
            The consolidated financial statements include the accounts of the Company and its subsidiary. The results of the subsidiary acquired during the year are consolidated from its acquisition date. All material intercompany balances and transactions have been eliminated on consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

3.    PRINCIPAL ACCOUNTING POLICIES (continued)

      (b)   CASH AND CASH EQUIVALENTS
            The Group considers cash and cash equivalents to include cash on hand and deposits with banks with original terms of maturity of three months or less at the date of acquisition.

            At December 31, 1999, cash and cash equivalents included foreign currency deposits equivalent to RMB4,521 (US$547) (1998: RMB166 (US$20)).

      (c)   INVENTORIES
            Inventories are stated at the lower of cost and market value. Cost is determined on the weighted average cost basis and, in the case of work in progress and finished goods, comprises direct materials, direct labour and an appropriate portion of overheads.

            Market value is based on estimated selling prices less any further costs expected to be incurred for completion and disposal.

      (d)   FIXED ASSETS AND DEPRECIATION
            Fixed assets are stated at cost less accumulated depreciation.

            Depreciation is calculated on the straight-line basis to write off the cost less estimated residual value of each asset over its estimated useful life. The estimated useful lives of fixed assets are as follows:

            Plant, machinery and equipment                       8 - 15 years
            Motor vehicles                                       10 years

      (e)   INVESTMENT
            The unlisted equity investment, not being the subsidiary or company over which the Group is in a position to exercise a significant influence or to control the financing and operating decisions, is accounted for by the cost method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

3.    PRINCIPAL ACCOUNTING POLICIES (continued)

      (f)   REVENUE RECOGNITION
            Sales represent the invoiced value of goods sold, net of returns and allowances. Revenue is recognised upon delivery of goods to customers.

      (g)   FOREIGN CURRENCY TRANSACTIONS
            The financial records of the Company are maintained in Hong Kong dollars. The records of the Company are translated into Renminbi ("RMB") using the respective applicable rates of exchange quoted by the People's Bank of China (the "Exchange Rates") prevailing at the dates of the transactions. Monetary assets and liabilities in Hong Kong dollars and other foreign currencies are translated using the applicable Exchange Rates at the respective balance sheet dates. The resulting exchange gains or losses are reported separately as a component of shareholders' equity.

            The financial records of Asibao are maintained in RMB. In preparing these financial statements, foreign currency transactions and monetary assets and liabilities denominated in foreign currencies are translated into RMB using the applicable Exchange Rates. Monetary assets and liabilities denominated in foreign currencies are translated into RMB at the applicable Exchange Rates at the respective balance sheet dates. The resulting exchange gains or losses are credited or charged to the statements of income.

            Translation of amounts from RMB into United States dollars ("US$") for the convenience of the reader has been made at the Exchange Rate on December 31, 1999 of US$1.00 = RMB8.27 and, accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 1999 or at any other date.


            The market risks associated with changes in exchange rates and the restriction over the convertibility of RMB into foreign currencies are discussed in note 16 to the financial statements.

      (h)   INCOME TAXES
            Income taxes are determined under the liability method as required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes".

      (i)   COMPREHENSIVE INCOME
            The Group adopted Statement of Financial Accounting Standards No. 130 "Comprehensive Income" ("SFAS 130") in 1998, which established standards for reporting and display of comprehensive income/loss and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income/loss. Accumulated other comprehensive income/loss, which consists of the foreign currency translation adjustments only, is reported in the consolidated statements of shareholders' equity. The adoption of SFAS 130 did not have a material effect on the Group's financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

3.    PRINCIPAL ACCOUNTING POLICIES (continued)

      (j)   RETIREMENT BENEFITS
            The Company does not have any retirement plans while Asibao has a defined contribution retirement plan for its staff. As stipulated by the regulations of the PRC Government, Asibao is required to make an annual contribution to an insurance company equivalent to 15% of its annual basic salaries paid to its PRC staff. All staff of Asibao are covered under the plan and upon retirement, the retired staff are entitled to a monthly pension payment borne by the above-mentioned insurance company under the plan. Asibao is not responsible for any payments beyond the contributions to the plan as noted above.

            The contributions to the retirement plans for the employees are charged to the statement of income as services are provided. The amounts of contribution paid by Asibao, which were charged to the consolidated statements of income, were RMB2,022 for the year ended December 31, 1999 (1998: RMB2,019 and 1997: RMB2,134).

      (k)   EARNINGS PER SHARE
            The calculation of earnings per share is based on the weighted average number of ordinary shares of 75,000, 75,000 and 75,000 outstanding during each of the years ended December 31, 1997, 1998 and 1999, respectively.

      (l)   USE OF ESTIMATES
            The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      (m)   COMPARATIVE AMOUNTS
            Certain comparative amounts have been reclassified to conform with the current year's presentation.

4.    FINANCIAL EXPENSES, NET


                                                                 Year ended          Year ended           Year ended
                                                               December 31,        December 31,         December 31,
                                                                       1997                1998                 1999
                                                                        RMB                 RMB                  RMB

         Interest expenses                                          (17,870)            (16,129)             (13,495)
         Interest income                                                363               5,434                8,515
         Foreign exchange gains, net                                    101                   1                    2
                                                                     ------              ------               ------

                                                                    (17,406)            (10,694)            (  4,978)
                                                                     ======              ======               ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

5.    INCOME TAXES

      Under the current British Virgin Islands' law, any dividends the Company will distribute in the future, and capital gains arising from the Company's investments are not subject to income taxes in the British Virgin Islands.

      Asibao is governed by the Income Tax Laws of the PRC. Being a Sino-foreign joint venture established in the Harbin Economic Development Zone and being awarded the status of "advanced technology enterprise", Asibao is exempted from income taxes for a period of two years commencing from its first profitable year and is entitled to a preferential income tax rate of 15% for the remaining years of the Joint Venture with a 50% reduction for 3 consecutive years commencing from its third profitable year. No current income taxes were provided for the year ended December 31, 1997 because it was the second profitable year. The year ended December 31, 1998 was the third profitable year and the income taxes were provided accordingly. Asibao's net income originated in the PRC.

      During 1999, Asibao was successful in a claim to the local tax bureau for an additional tax-free holiday for the year ended December 31, 1998, the Company's third profitable year. Accordingly, the preferential income tax rate of 15% for the remaining years of the Joint Venture with a 50% reduction for 3 consecutive years commenced for the year ended December 31, 1999, the Company's fourth profitable year, under certain tax regulations for the advanced technology enterprises issued by the local government. As a result, the Company was given an income tax credit relating to 1998 to be applied against income taxes for the year ended December 31, 1999.

      The component of the provision/(benefit) for income taxes are as follows:


                                                                 Year ended          Year ended           Year ended
                                                               December 31,        December 31,         December 31,
                                                                       1997                1998                 1999
                                                                        RMB                 RMB                  RMB
         Current income taxes, including tax credit
            of RMB4,368 received in 1999 but related
            to 1998                                                       -               4,368                   68
         Deferred income taxes                                            -                 200                  200
                                                                     ------              ------               ------

                                                                          -               4,568                  268
                                                                     ======              ======               ======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

5.    INCOME TAXES (continued)

      A reconciliation between the actual income tax expense and income taxes computed by applying the statutory PRC tax rate applicable to foreign investment enterprises operating in the Harbin Development Zone in the PRC to the income before income taxes is as follows:


                                                                 Year ended          Year ended           Year ended
                                                               December 31,        December 31,         December 31,
                                                                       1997                1998                 1999
                                                                        RMB                 RMB                  RMB
         Statutory PRC income tax rate                                  15%                 15%                  15%

         Provision computed at statutory rate                         7,726               8,239                8,117
         Impact of tax holiday/benefit of Asibao
             (RMB108.27 (1998: RMB53.87 and
             1997: RMB 103.33) per ordinary share
             based on 75,000 (1998: 75,000 and 1997:
             75,000) ordinary shares)                                (7,750)             (4,040)              (8,120)
         Item which gives rise to no tax benefit:
             Net losses of the Company                                  225                 177                  198
         Others                                                     (   201)                192                   73
                                                                      -----               -----                -----

         Provision for income taxes                                       -               4,568                  268
                                                                      =====               =====                =====


      The impact of tax holiday/benefit for the year ended December 31, 1997 and 1998 represented the full exemption from income taxes and 50% reduction of income taxes granted by the local tax bureau in the PRC to Asibao, respectively.

      In addition to the 50% reduction of income taxes for the year ended December 31, 1999, the impact of tax holiday/benefit for the current year includes a tax credit received in 1999 for the year ended December 31, 1998 for which Asibao was successful in claiming from the local tax bureau during 1999.

      Deferred income taxes relates primarily to temporary differences on revaluation of fixed assets between Asibao's PRC financial statements for tax purposes and its US GAAP financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)


6.    TRADE RECEIVABLES

                                                                                           1998                 1999
                                                                                            RMB                  RMB
         Trade receivables                                                               75,185               68,996
         Less: Provision for doubtful debts                                                   -              (12,128)
                                                                                         ------               ------

                                                                                         75,185               56,868
                                                                                         ======               ======


                                                                 Year ended          Year ended           Year ended
                                                               December 31,        December 31,         December 31,
                                                                       1997                1998                 1999
                                                                        RMB                 RMB                  RMB
         Movement of provision for doubtful debts:

             Balance at beginning of year                                 -                   -                    -
             Provision for the year                                       -                   -               12,128
                                                                    ------               ------               ------

             Balance at end of year                                       -                   -               12,128
                                                                     ======              ======               ======

7.    INVENTORIES


                                                                                           1998                 1999
                                                                                            RMB                  RMB
         Raw materials                                                                   32,393               21,453
         Work in progress                                                                 3,819                2,480
         Finished goods                                                                   4,306                4,763
                                                                                         ------               ------
                                                                                         40,518               28,696

         Less: Provision for inventories                                               (  1,907)            (  1,907)
                                                                                         ------               ------

                                                                                         38,611               26,789
                                                                                         ======               ======


                                                                 Year ended          Year ended           Year ended
                                                               December 31,        December 31,         December 31,
                                                                       1997                1998                 1999
                                                                        RMB                 RMB                  RMB
         Movement of provision for inventories:

             Balance at beginning of year                             1,907               1,907                1,907
             Provision for the year                                       -                   -                    -
                                                                     ------              ------               ------

             Balance at end of year                                   1,907               1,907                1,907
                                                                     ======              ======               ======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

8.    FIXED ASSETS

                                                             1998         1999
                                                              RMB          RMB
         Cost:

              Plant, machinery and equipment              243,361      188,226
              Motor vehicles                                  891        1,418
                                                          -------      -------
                                                          244,252      189,644

         Accumulated depreciation                         (52,873)     (56,002)
                                                          -------      -------

         Net book value                                   191,379      133,642
                                                          =======      =======


9.    INVESTMENT

      The balance represents the investment in unlisted shares in Heilongjiang Longdi Limited Liability Company ("Longdi"), an associated company of HLG, in which the Group does not have a significant influence over its operating and financing policies.

10.   BANK LOANS

                                                             1998        1999
                                                              RMB         RMB
         Short term bank loans denominated in RMB         179,400     177,880
                                                          =======     =======

      Certain of the Group's short term bank loans amounting to RMB86,080 (1998:
      RMB179,400) are secured by corporate guarantees given by HLG and Longdi (1998: by HLG). The weighted average interest rate for the Group's short term bank loans was 7.55% (1998: 8.58%) per annum as at December 31, 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

11.   ADDITIONAL PAID-IN CAPITAL

      During 1999, certain of the Group's fixed assets were sold to HLG at a gain of RMB5,673. The portion of such gain attributable to the Group amounted to RMB3,971 has been accounted for in the additional paid-in capital account.

12.   RELATED PARTY BALANCES AND TRANSACTIONS

      The Group's amounts due from/to related companies owned and/or controlled by HLG comprise:

                                                                                           1998                 1999
                                                                                            RMB                  RMB

         Due from related companies:
              Harbin Long Xing Chemical Fibre Co. Ltd ("Long Xing")   606                     -
              Heilongjiang North Chemical Fibre Company
                 ("North Chemical")                                                       6,692               10,503
              Heilongjian Dragon Flying Chemical Fibre Company
                 ("Dragon Flying")                                                          453                    -
              Heilongjiang Longdi Economic Trading Co. Ltd.                               3,456               18,058
              Heilongjiang Longdi Staff's Family Members
                   Factory ("Factory")                                                      332                    -
              Harbin Hua Jia Construction Materials Co. Ltd.                                  -                  600
                                                                                         ------               ------

                                                                                         11,539               29,161
                                                                                         ======               ======

         Due from a minority joint venture partner - HLG                                 81,230              247,787
                                                                                         ======               ======

         Due to related companies:
              Heilongjiang Longdi Adibao Company                                            850                    -
              Dragon Rising                                                               2,607                8,488
              Dragon Flying                                                                   -                1,816
              Factory                                                                         -                1,794
                                                                                         ------               ------

                                                                                          3,457               12,098
                                                                                         ======               ======

      Except for the balance with HLG which bears interest at the prevailing 3-month bank loans interest rate in the PRC, the balances with the above related companies and a director are unsecured and interest-free.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

12.   RELATED PARTY BALANCES AND TRANSACTIONS (continued)

      A significant portion of transactions undertaken by the Group has been effected with HLG and companies owned and/or controlled by HLG, as follows:

      (a)   PURCHASES OF POLYESTER CHIPS

            Pursuant to a purchase agreement dated January 10, 1996 between Longdi and Asibao, Longdi agreed to guarantee the supply of polyester chips, to Asibao at a 5% - 10% discount to the prevailing market prices offered to other purchasers of polyester chips with a first right of refusal to Asibao. The discount was agreed based on mutual negotiation and after taking into account the savings in transportation costs (excluding packaging costs) and wastage on transportation. In addition, an additional 3% discount was also granted by Longdi to allow for savings of packaging materials as a result of the reduced distance of transportation. The polyester chips purchased from Longdi or its subsidiary, Long Xing, through HLG in 1999 amounted to RMB239,053 (1998: RMB260,247 and 1997:
            RMB276,862).

      (b)   LEASE OF FACTORIES AND OFFICE BUILDINGS

            Pursuant to the supplementary Restructuring Agreement, as amended, HLG agreed to lease to Asibao the factories and office buildings in Harbin, the PRC commencing on January 1, 1996. The rental agreement is for a period of 15 years at an annual rental of RMB1,004, which is adjustable, based on further mutual negotiation, every three years.

      (c)   SALES OF POLYESTER PRODUCTS

            Pursuant to a resolution passed on July 18, 1996 by the directors of Longdi in respect of its 1995 dividend distribution, in lieu of 1995 cash dividends payable by Longdi to its minority shareholders, these minority shareholders were allowed by Longdi to apply their dividend rights to purchase certain types of polyester products from Asibao at a discount of RMB300 per tonne for the period from July 1, 1996 to June 30, 1997. Such discount utilised by these minority shareholders was borne by Longdi in the form of reduced dividend distribution thereto and was reimbursed by Longdi to Asibao.

            The total amount of the polyester products sold to Longdi's minority shareholders during 1997 under the above scheme were RMB74,713, including the above-mentioned discount (effectively the dividend distributed to these minority shareholders) of RMB2,388.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

12.   RELATED PARTY BALANCES AND TRANSACTIONS (continued)

      (d)   Other transactions with related companies are summarized as follows:


                                                                 Year ended          Year ended           Year ended
                                                               December 31,        December 31,         December 31,
                                                                       1997                1998                 1999
                                                                        RMB                 RMB                  RMB
                  Sales of finished goods to HLG                     10,766               7,146               15,245
                  Sales of finished goods to Dragon
                    Rising                                            4,529               2,889                2,667
                  Sales of finished goods to Factory                    250                 326                    -
                  Sales of fixed assets to HLG                            -                   -               47,218
                  Interest income charged to HLG                          -               5,242                8,360
                  Purchase of raw materials from HLG             (    9,601)          (  14,794)          (    6,522)
                  Purchase of raw materials from
                     Dragon Rising                                        -                   -           (    1,581)
                  Purchase of finished goods from
                     Dragon Flying                                        -                   -           (    2,877)
                  Purchase of finished goods from HLG                     -                   -            (  15,467)
                  Utilities charged by HLG                        (  28,302)          (  23,941)           (  26,409)
                                                                    =======             =======              =======


13.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                 Year ended          Year ended           Year ended
                                                               December 31,        December 31,         December 31,
                                                                       1997                1998                 1999
                                                                        RMB                 RMB                  RMB
         Cash paid during the year for:
             Interest expenses                                       17,870              16,129               13,495
                                                                     ======              ======               ======

             Income taxes paid                                            -               1,900                2,000
                                                                     ======              ======               ======


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

14.   RESERVES AND DISTRIBUTION OF PROFITS

      The Company's ability to pay dividends is primarily dependent on the Company receiving distributions from its subsidiary, Asibao. In accordance with the relevant PRC regulations and the articles of association of Asibao, appropriations of the net income as reflected in its statutory financial statements will be allocated to each of the general reserve, enterprise expansion reserve and staff bonus and welfare reserve, respectively, as determined by the resolution of the board of directors annually.

      The appropriations to general reserve and enterprise expansion reserve attributable to the Company totalling RMB15,845 were reflected as reserves in the consolidated balance sheet as at December 31, 1999 (1998: 11,637 and 1997: RMB7,866).

      The staff bonus and welfare reserve are set aside for the provision of bonus and welfare benefits to the employees of Asibao. In accordance with US GAAP, the amounts designated for payments of staff bonus and welfare benefits to employees have been charged to income before arriving at the net consolidated income. The staff bonus and welfare benefits to employees charged to the statement of income amounted to RMB601 for the year ended December 31, 1999 (1998: RMB539 and 1997: RMB525).

      As described in note 2 to the consolidated financial statements, the net income as reported in the US GAAP financial statements differs from those as reported in the statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. At December 31, 1999, the Group's share of the distributable profits of Asibao amounted to RMB143,486 (1998: RMB106,041).


15.   COMMITMENTS AND CONTINGENCIES

      As at December 31, 1999, the Group had the following commitments:

      (i) The future minimum payments under the operating leases for factories and office buildings located in the PRC for a period of 15 years commencing on January 1, 1996 are as follows:



                                                              RMB
                  Payable in:
                      2000                                  1,004
                      2001                                  1,004
                      2002                                  1,004
                      2003                                  1,004
                      2004                                  1,004
                      Thereafter                            6,024
                                                           ------

                  Total minimum lease payments             11,044
                                                           ======


            Rental expense under the operating leases for the year ended December 31, 1999 amounted to RMB1,004 (1998: RMB1,004 and 1997:
            RMB1,004).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

16.   FOREIGN CURRENCY EXCHANGE

      RMB is not freely convertible into foreign currencies.

      Effective from January 1, 1994, a single rate of exchange is quoted daily by the People's Bank of China (the "Exchange Rate"). However, this does not imply convertibility of RMB into United States dollars ("US$") or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other institutions authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.

      The Exchange Rates at December 31, 1997, 1998 and 1999 were US$1: RMB8.29, US$1: RMB8.28 and US$1: RMB8.27, respectively.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of the Group's cash and cash equivalents, trade receivables, bills receivable and accounts payable approximate their fair value because of their short maturity period.

      The carrying amounts of the balances with a minority joint venture partner, directors and related companies are reasonable estimates of the fair values due to the short maturity of these assets and liabilities.

      It was not practicable to estimate the fair values of the Group's cost method investment in non-traded investments because of the lack of quoted market prices and the inability to estimate fair values without incurring excessive costs. The carrying amounts of RMB13,390 at December 31, 1999 represent the Group's best estimates of current economic values of this investment.

      The carrying amounts of the bank loans approximate their fair value based on the borrowing rates currently available for bank loans with similar terms and average maturity.

18.   CONCENTRATION OF CREDIT RISKS

      The financial instruments which potentially subject the Group to a significant concentration of credit risk consist are principally the following:

      (i)   Cash deposits

            The Group places its cash deposits with various PRC State-owned banks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

18.   CONCENTRATION OF CREDIT RISKS (continued)

      (ii)  Trade receivables

            The Group manufactures and sells synthetic fibre products to garment manufacturers in the PRC. Concentration of credit risks with respect to trade receivables is limited due to the large number of entities comprising the Group's customer base.

            Management considers that the Group's current customers are generally creditworthy and credit is extended based on an evaluation of the customers' financial conditions and, therefore, generally collateral is not required.

            As of December 31, 1999, trade receivables totalled RMB56,868 (1998:
            RMB75,185) and are generally due within 60 days.

      (iii) Bills receivable

            As of December 31, 1999, bills receivable amounted to RMB1,300 (1998: RMB5,399) and their collectability was guaranteed by banks. The bills receivable have normal terms of maturity of four to six months.

      (iv)  Due from related companies

            The balances due from related companies include the advances to and trade receivables from related companies.

            The Group does not require collateral and all of the balances are unsecured.

      (v)   Due from a minority joint venture partner

            The balance due from a minority joint venture partner includes the advances to HLG less the amounts payable to HLG for purchase of raw materials and utilities.

            The Group does not require collateral and all of the balances are unsecured.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

19.   CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

      The Group's operating assets and primary source of income and cash flows are located in the PRC, and may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past 21 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's politicial, economic and social conditions. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

      The Group is dependent on HLG and its subsidiaries for providing substantially all of the supply of polyester chips and some auxiliary materials. While Asibao has entered into an agreement with Longdi which requires Long Xing, an associated company of HLG, to prioritize allocation of polyester chips in favor of Asibao, there can be no assurances that this agreement will result in continued allocations of satisfactory supplies of polyester chips.

      Currently, a large proportion of the Group's revenue comes from the sales of synthetic fibre products manufactured in the PRC, which is vulnerable to an increase in the level of competition or a change in the supply and demand relationship in the synthetic fibre industry in the PRC.

20.   SUBSEQUENT EVENT

      Pursuant to an acquisition agreement entered into between a company listed on the National Association of Securities Dealers Over-the-counter "Bulletin Board" (the "Shell"), the Shell's principal shareholders, Far Beyond and its shareholders dated 10 September 1999, the Shell agreed to acquire all of the issued and outstanding ordinary shares of Far Beyond in exchange for a total of 8,757,951 shares of common stocks of the Shell with a par value of US$0.01 per share (the "Shell Common Stock"), which shares of the Shell Common Stock shall equal, in the aggregate, 88% of the aggregate issued and outstanding Shell Common Stock.

      The closing date of such acquisition was 24 January 2000.

21.   SEGMENT FINANCIAL INFORMATION

      The Group is engaged in the manufacture and sale of synthetic fibre products. Its assets, operations and customer base are principally within the PRC.