Form 10QSB
period 2000-03-31
ASIA RESOURCES HOLDINGS LTD
filed 2000-05-22
CIK 357434

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X]   QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2000.

[  ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-8334

                           ASIA FIBER HOLDINGS LIMITED
           (Exact name of small business as specified in its charter)

          Delaware                                            75-1071589
-----------------------------                          ------------------------
(State or other jurisdiction of                               IRS Employer
incorporation or organization)                             Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 2000, 9,952,234 shares.

Transitional Small Business Disclosure Format (check one):
                                  Yes    No X
                                     ---   ---

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
             (Amounts in thousands, except share and per share data)

PART I     -   FINANCIAL INFORMATION............................................   1

ITEM 1     -   FINANCIAL STATEMENTS.............................................   1

         Condensed Consolidated Income Statements (Unaudited) for the three
         months ended March 31, 2000 and 1999...................................   1

         Condensed Consolidated Balance Sheet as of March 31, 2000 and
         December 31, 1999......................................................   2

         Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
         for the three months ended March 31, 2000..............................   3

         Condensed Consolidated Statements of Cash Flows (Unaudited) for the
         three months ended March 31, 2000 and 1999.............................   4

         Notes to Consolidated Financial Statements (Unaudited).................   5

ITEM 2     -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS............................................   7

PART II    -   OTHER INFORMATION................................................   9

         ITEM 1.  LEGAL PROCEEDINGS.............................................   9

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.....................   9

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................  10

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  10

         ITEM 5.  OTHER INFORMATION.............................................  10

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................  10

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
             (Amounts in thousands, except share and per share data)


PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                        2000          1999          2000
                                                                        ----          ----          ----
                                                                         RMB           RMB           US$

SALES                                                                104,676       104,278        12,642

COST OF SALES                                                        (81,334)      (85,106)       (9,823)
                                                                   ---------     ---------     ---------
GROSS PROFIT                                                          23,342        19,172         2,819

SELLING AND ADMINISTRATIVE EXPENSES                                   (5,004)       (4,264)         (604)

PROVISION FOR DOUBTFUL DEBTS                                               -        (3,000)            -

FINANCIAL EXPENSES, NET                                               (1,067)       (2,676)         (129)
                                                                   ---------     ---------     ---------
INCOME BEFORE INCOME TAXES                                            17,271         9,232         2,086

INCOME TAXES                                                          (1,387)            -          (167)
                                                                   ---------     ---------     ---------
INCOME BEFORE MINORITY INTERESTS                                      15,884         9,232         1,919

MINORITY INTERESTS                                                    (5,131)       (2,865)         (620)
                                                                   ---------     ---------     ---------

NET INCOME                                                            10,753         6,367         1,299
                                                                   =========     =========     =========
BASIC AND DILUTED EARNINGS PER SHARE                                    1.10          0.68          0.13
                                                                   =========     =========     =========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING*                                         9,794,749     9,355,102     9,794,749
                                                                   =========     =========     =========



See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
             (Amounts in thousands, except share and per share data)

                                                                 March 31,    December 31,        March 31,
                                                                      2000            1999             2000
                                                                       RMB             RMB              US$
                                                     Notes     (Unaudited)          (Note)      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                         19,264           8,427            2,327
  Trade receivables                                                 58,617          56,868            7,079
  Bills receivable                                                     450           1,300               54
  Other receivables, deposits and prepayments                          490             561               59
  Inventories                                          3            37,934          26,789            4,581
  Amount due from a minority joint venture partner                 303,837         261,070           36,696
  Amounts due from related companies                                23,125          29,161            2,793
                                                                ----------      ----------       ----------
TOTAL CURRENT ASSETS                                               443,717         384,176           53,589
FIXED ASSETS                                           4           130,341         133,642           15,741
INVESTMENT                                                          13,390          13,390            1,617
DEFERRED INCOME TAXES                                                2,042           2,042              247
                                                                ----------      ----------       ----------
TOTAL ASSETS                                                       589,490         533,250           71,194
                                                                ==========      ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank loans                                                       182,880         177,880           22,087
  Accounts payable                                                     437           4,315               52
  Deposits from customers                                           72,267          44,280            8,728
  Accrued liabilities and other payables                            30,626          29,677            3,699
  Amount due to a director                                           5,448           5,734              658
  Amounts due to related companies                                  20,053          12,098            2,422
  Income taxes payable                                               1,923             536              232
  Dividend payable                                                  19,961          19,961            2,411
                                                                ----------      ----------       ----------
TOTAL CURRENT LIABILITIES                                          333,595         294,481           40,289

MINORITY INTERESTS                                                  27,119          21,988            3,275
                                                                ----------      ----------       ----------
TOTAL LIABILITIES AND MINORITY
   INTERESTS                                                       360,714         316,469           43,564
                                                                ----------      ----------       ----------
SHAREHOLDERS' EQUITY
  Common stock, par value of US$0.1 each
   Authorized: 30,000,000 shares in 2000 and
      1,100,000,000 1999
   Issued and outstanding - 9,952,234 shares in 2000
     and 597,132 shares in 1999                                      1,864             622              225
  Preferred stock, par value of US$0.1 each
    Authorized: 10,000,000 shares in 2000 and 1999
Additional paid-in capital                                          69,931          69,931            8,446
Reserves                                                            15,845          15,845            1,914
Retained earnings                                                  140,755         130,002           16,999
Accumulated other comprehensive income                                 381             381               46
                                                                ----------      ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                         228,776         216,781           27,630
                                                                ----------      ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                           589,490         533,250           71,194
                                                                ==========      ==========       ==========

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on March 31, 2000 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 2000 or at any other certain rate.

The accompanying notes are an integral part of these consolidated balance sheets.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (Amounts in thousands)

                                                                                    Accumulated
                                                 Additional                             other
                                        Common    paid-in                Retained   comprehensive
                                        stock     capital    Reserves    earnings      income        Total
                                         RMB        RMB         RMB        RMB           RMB          RMB
Balance at January 1, 2000                 622      69,931     15,845     130,002        381        216,781

Issuance of common stock                 1,242           -          -           -          -          1,242

Net income                                   -           -          -      10,753          -         10,753
                                        ------      ------     ------     -------        ---        -------
Balance at March 31, 2000                1,864      69,931     15,845     140,755        381        228,776
                                        ======      ======     ======     =======        ===        =======

Translations of amounts from Renminbi (Rmb) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on March 31, 2000 of US$1.00 = Rmb8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 2000 or at any other certain rate.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (Amounts in thousands)

                                                                      Three Months Ended March 31,
                                                                 ---------------------------------------
                                                                 2000             1999              2000
                                                                 ----             ----              ----
                                                                  RMB              RMB               US$
Net cash provided by/(used in) operating activities            47,465           (1,955)            5,732

INVESTING ACTIVITIES
  Purchases of fixed assets                                      (103)            (126)              (12)
  Advances to a minority joint venture partner                (42,767)               -            (5,165)
  Repayment from a minority joint venture partner                   -            7,234                 -
                                                           ----------       ----------        ----------
Net cash provided by/(used in) investing activities           (42,870)           7,108            (5,177)
                                                           ----------       ----------        ----------

FINANCING ACTIVITIES
  Proceeds from bank borrowings                                 5,000                -               604
  Issuance of common stock                                      1,242                -               150
                                                           ----------       ----------        ----------
Net cash provided by financing activities                       6,242                -               754
                                                           ----------       ----------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                 10,837            5,153             1,309

Cash and cash equivalent, at beginning of period                8,427            5,456             1,018
                                                           ----------       ----------        ----------
Cash and cash equivalent, at end of period                     19,264           10,609             2,327
                                                           ==========       ==========        ==========

The accompanying notes are an integral part of these consolidated statements of cash flows.

1.       DISPOSAL AND ACQUISITION TRANSACTIONS

         On January 24, 2000, pursuant to an Acquisition Agreement dated as of September 10, 1999 (the "Far Beyond Acquisition Agreement") by and among the Company, Horler Holdings Limited ("Horler"), Far Beyond Investments Limited ("Far Beyond") and the shareholders of Far Beyond (the "FB Shareholders"), the FB Shareholders transferred all of the issued and outstanding shares of the capital stock of Far Beyond to the Company in exchange for 8,757,951 shares of the Common Stock of the Company, representing approximately 88% of the outstanding shares of the Common Stock of the Company.

         Concurrently with and as a condition of the closing of the Far Beyond Acquisition Agreement, pursuant to a Disposal Agreement between the Company and Horler and an Assignment Agreement between the Company and China Strategic Holdings Limited, the Company disposed of all of its assets other than approximately US$150,000 in cash or cash equivalents and all of its liabilities.


2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared as a continuation of the financial statements of Far Beyond and not of the Company. The comparative figures presented in the condensed consolidated financial statements are those of Far Beyond and not the Company.

         The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

3.       INVENTORIES

                                                                         March 31,         December 31,
                                                                              2000                 1999
                                                                               RMB                  RMB
         Raw materials                                                      16,821               21,453
         Work in progress                                                    3,637                2,480
         Finished goods                                                     19,383                4,763
                                                                        ----------           ----------
                                                                            39,841               28,696
         Less: Provision for inventories                                    (1,907)              (1,907)
                                                                        ----------           ----------
                                                                            37,934               26,789
                                                                        ==========           ==========

4.       FIXED ASSETS

                                                                         March 31,         December 31,
                                                                              2000                 1999
                                                                               RMB                  RMB
         At cost:
           Plant, machinery and equipment                                  188,329              188,226
           Motor vehicles                                                    1,418                1,418
                                                                        ----------           ----------
                                                                           189,747              189,644

         Accumulated depreciation                                         (59,406)             (56,002)
                                                                        ----------           ----------
         Net book value                                                    130,341              133,642
                                                                        ==========           ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         On January 24, 2000, pursuant to an Acquisition Agreement dated as of September 10, 1999 (the "Far Beyond Acquisition Agreement") by and among the Company, Horler Holdings Limited ("Horler"), Far Beyond Investments Limited ("Far Beyond") and the shareholders of Far Beyond (the "FB Shareholders"), the FB Shareholders transferred all of the issued and outstanding shares of the capital stock of Far Beyond to the Company in exchange for 8,757,951 shares of the Common Stock of the Company, representing approximately 88% of the outstanding shares of the Common Stock of the Company.

         Concurrently with and as a condition of the closing of the Far Beyond Acquisition Agreement, pursuant to a Disposal Agreement between the Company and Horler and an Assignment Agreement between the Company and China Strategic Holdings Limited, the Company disposed of all of its assets other than approximately $150,000 in cash or cash equivalents and all of its liabilities.

         The financial information presented below is that of Far Beyond and not the Company.

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months ended March 31, 2000 and 1999. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on March 31, 2000. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)                                  Three Months Ended March 31,
                                                        ----------------------------
                                                             2000               1999
                                                              RMB                RMB
Sales                                                     104,676            104,278
Cost of sales                                             (81,334)           (85,106)
                                                       ----------         ----------
Gross profit                                               23,342             19,172
Gross profit margin (%)                                      22.3               18.4

Income before income taxes                                 17,271              9,232
Income taxes                                               (1,387)                 -
                                                       ----------         ----------
Income before minority interest                            15,884              9,232
Minority interests                                         (5,131)            (2,865)
                                                       ----------         ----------
Net income                                                 10,753              6,367
                                                       ==========         ==========

         SALES AND GROSS PROFIT MARGIN

         Total sales for the first quarter of 2000 increased by RMB397,000 (US$48,000) or 0.4% to RMB104.7 million (US$12.6 million), compared to RMB104.3 million (US$12.6 million) for the corresponding period in 1999. The positive influence of the anti-smuggling campaigns and expansionary fiscal policies launched by the PRC government in 1999 persists in 2000. This has resulted in the selling price of the polyester fiber products generally increasing by approximately 1%-12% for the first quarter of 2000 compared to those of first quarter of 1999. Gross profit margin increased from 18.4% for the first quarter of 1999 to 22.3% for the corresponding period in 2000, resulting from the increase in selling prices. However, sales volume decreased by 25% in 2000 compared to that of the corresponding period in 1999 as a large amount of finished products were not yet delivered to the customers as at March 31, 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses increased by RMB740,000 (US$89,000) or 17.4% to RMB5.0 million (US$604,000) for the first quarter of 2000 from RMB4.3 million (US$515,000) for the corresponding period in 1999. The increase was mainly due to an increase in legal and professional fees which amounted to approximately RMB600,000 (US$72,000) relating to the disposal and acquisition transactions as detailed in Note 1 of the financial statements occurred in the first quarter of 2000.

         FINANCIAL EXPENSES, NET

         Net financial expenses decreased by RMB1.6 million (US$194,000) or 60.2% from RMB2.7 million (US$323,000) for the first quarter of 1999 to RMB1.1 million (US$129,000) for the corresponding period in 2000. The decrease was mainly attributable to an increase in interest income received on the amount due from Heilongjiang Longdi Group Co., Ltd. a 30% interest minority shareholder of Harbin Asibao Chemical Fiber Co. Limited ("Asibao").

         INCOME TAXES

         The Company, through Far Beyond, owns a 70% interest in Asibao which is governed by the Income Tax Laws of the PRC. Being a Sino-foreign joint venture established in the Harbin Economic Development Zone and being awarded the status of "advanced technology enterprise", Asibao is exempted from income taxes for a period of two years commencing from its first profitable year and is entitled to a preferential income tax rate of 15% for the remaining years of the Joint Venture with a 50% reduction for three consecutive years commencing from its third profitable year. 1999 and 2000 are the fourth and fifth profitable years, respectively, and the income taxes are provided accordingly, based on the preferential income tax rate of 15%.

         Asibao has, however, successfully claimed a 3 years' tax-free holiday in 1999 under certain tax regulations for advanced technology enterprises issued by the local government. Accordingly, the income taxes provided in 1998 were reversed in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's and its subsidiaries' primary liquidity needs are to fund inventories and trade receivables and to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash.

         The Company had a working capital surplus of approximately RMB110 million (US$13.3 million) as of March 31, 2000, compared to that of approximately RMB90 million (US$10.8 million) as of December 31, 1999. Net cash provided by operating activities for the three months ended March 31, 2000 was approximately RMB47.5 million (US$5.7 million), as compared to net cash used in operating activities of approximately RMB2.0 million (US$236,000) for the corresponding period in 1999. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 1999. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

YEAR 2000 ISSUE

         The Year 2000 issue is the result of information technology systems and embedded systems using a two-digit format, as opposed to four digits, to indicate the year. The Company and its subsidiaries use a limited amount of computer software primarily in connection with their accounting and financial reporting systems. Such programs have been upgraded so that they are year 2000 compatible. In addition to software issues, certain of the computer hardware of the Company and its subsidiaries have been replaced with more current technology.

         As of March 31, 2000, the Company has not experienced any disruptions or failures to its normal operations as a result of the transition into calendar year 2000.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         None.

ITEM 2.           CHANGE IN SECURITIES AND USE OF PROCEEDS

         On January 24, 2000, pursuant to an Acquisition Agreement dated as of September 10, 1999 (the "Far Beyond Acquisition Agreement") by and among the Company, Horler Holdings Limited ("Horler"), Far Beyond Investments Limited ("Far Beyond") and the shareholders of Far Beyond (the "FB Shareholders"), the FB Shareholders transferred all of the issued and outstanding shares of the capital stock of Far Beyond to the Company in exchange for 8,757,951 shares of the Common Stock of the Company, representing approximately 88% of the outstanding shares of the Common Stock of the Company. The total number of issuees was six. Additionally, concurrently with the issuance of the shares to the FB Shareholders, the Company issued 347,133 shares to a financial advisor. The issuance of the shares to the Far Beyond Shareholders and the financial advisor was pursuant to Rule 506 of Regulation D.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           OTHER INFORMATION

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  27 Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ASIA FIBER HOLDINGS LIMITED
                                  (Registrant)



Date: May 12, 2000                /s/Rui Min Zhao
     ----------------------       ----------------------------------------------
                                  Rui Min Zhao
                                  President and Vice Chairman of the Board

Date: May 12, 2000                /s/ Feng Jie Liu
     ----------------------       ----------------------------------------------
                                  Feng Jie Liu
                                  Chief Financial Officer and Director
                                  (principal financial and accounting officer)