Form 10QSB
period 2000-06-30
ASIA RESOURCES HOLDINGS LTD
filed 2000-08-14
CIK 357434

                       U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                                     Commission File Number:
   June 30, 2000                                              1-8334


                           ASIA FIBER HOLDINGS LIMITED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         DELAWARE                                         75-1071589
-------------------------------              -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                            52/F Bank of China Tower
                                No. 1 Garden Road
                               Central, Hong Kong
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                 (852) 2844-2988
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                                Yes   X    No
                                    -----     -----

The number of shares of Common Stock, par value $ .01 per share, outstanding as of June 30, 2000 is 9,952,234

Transitional Small Business Disclosure Format (check one): Yes     No   X
                                                               ----   ----

                            ASIA FIBER HOLDINGS LTD.

                              INDEX TO FORM 10-QSB

                                 March 31, 2000


         PART I.  Financial Information                                                           Page #
         Item 1                                Financial Statements -

                                               Condensed Consolidated Income Statements                3
                                               (Unaudited) for the three months ended
                                               June 30, 2000 and 1999 and the six months
                                               ended June 30, 2000 and 1999

                                               Condensed Consolidated Balance Sheet as of              4
                                               June 30, 2000 and December 31, 1999

                                               Condensed Consolidated Statements of Changes            5
                                               in Shareholders' Equity (Unaudited) for the
                                               six months ended June 30, 2000

                                               Condensed Consolidated Statements of Cash               6
                                               Flows (Unaudited) for the six months ended
                                               June 30, 2000 and 1999

                                               Notes to Financial Statements                           7

         Item 2.                               Management's Discussion and Analysis of                 9
                                               Financial Condition and Results of Operation
         PART II.  Other Information

         Item 1.                               Legal Proceedings                                       12
         Item 2.                               Changes in Securities and Use of Proceeds               12
         Item 3.                               Defaults Upon Senior Securities                         12
         Item 4.                               Submission  of Matters to a Vote of  Security           12
                                               Holders
         Item 5.                               Other Information                                       12
         Item 6.                               Exhibits and Reports on Form 8-K                        12

                                               Signatures                                              12


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
             (Amounts in thousands, except share and per share data)



                                        THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                        ---------------------------            -------------------------
                                        2000       1999        2000        2000        1999       2000
                                        ----       ----        ----        ----        ----      -----
                                         RMB        RMB         US$         RMB         RMB        US$
SALES                                 154,132     64,577      18,615     258,808     168,855     31,257

COST OF SALES                        (133,808)   (57,435)    (16,160)   (215,142)   (142,541)   (25,983)
                                    ---------  ---------   ---------   ---------   ---------  ---------
GROSS PROFIT                           20,324      7,142       2,455      43,666      26,314      5,274

SELLING AND ADMINISTRATIVE
  EXPENSES                             (5,399)    (5,005)       (652)    (10,403)     (9,269)    (1,256)

PROVISION FOR DOUBTFUL
  DEBTS                                     -     (3,000)          -           -      (6,000)         -

FINANCIAL INCOME/(EXPENSES),
  NET                                   2,162       (346)        261       1,095      (3,022)       132
                                    ---------  ---------   ---------   ---------   ---------  ---------
INCOME/(LOSS) BEFORE INCOME
  TAXES                                17,087     (1,209)      2,064      34,358       8,023      4,150

INCOME TAXES                           (1,344)         -        (163)     (2,731)          -       (330)
                                    ---------  ---------   ---------   ---------   ---------  ---------
INCOME/(LOSS) BEFORE
  MINORITY INTERESTS                   15,743     (1,209)      1,901      31,627       8,023      3,820

MINORITY INTERESTS                     (4,975)       264        (601)    (10,106)     (2,601)    (1,221)
                                    ---------  ---------   ---------   ---------   ---------  ---------

NET INCOME/(LOSS)                      10,768       (945)      1,300      21,521       5,422      2,599
                                    =========  =========   =========   =========   =========  =========
BASIC AND DILUTED EARNINGS/
  (LOSS) PER SHARE                       1.08      (0.10)       0.13        2.18        0.58       0.26
                                    =========  =========   =========   =========   =========  =========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING           9,952,234  9,355,102   9,952,234   9,873,491   9,355,102  9,873,491
                                    =========  =========   =========   =========   =========  =========

See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
             (Amounts in thousands, except share and per share data)



                                                                June 30,                         June 30,
                                                                   2000     December 31,            2000
                                                                    RMB            1999              US$
                                                 Notes      (Unaudited)             RMB      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      10,559           8,427            1,275
  Trade receivables                                              54,722          56,868            6,609
  Bills receivable                                                    -           1,300                -
  Other receivables, deposits and prepayments                     1,273             561              154
  Inventories                                      3             28,486          26,789            3,440
  Amount due from a minority joint venture                      345,695         261,070           41,751
      partner
  Amounts due from related companies                              4,867          29,161              588
                                                             ----------      ----------       ----------
TOTAL CURRENT ASSETS                                            445,602         384,176           53,817
FIXED ASSETS                                       4            126,661         133,642           15,297
INVESTMENT                                                       13,390          13,390            1,617
DEFERRED INCOME TAXES                                             2,042           2,042              247
                                                             ----------      ----------       ----------
TOTAL ASSETS                                                    587,695         533,250           70,978
                                                             ==========      ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank loans                                                    179,880         177,880           21,725
  Accounts payable                                                  398           4,315               48
  Deposits from customers                                        38,843          44,280            4,692
  Accrued liabilities and other payables                         33,050          29,677            3,991
  Amount due to a director                                        5,389           5,734              650
  Amounts due to related companies                               35,242          12,098            4,256
  Income taxes payable                                            3,267             536              395
  Dividend payable                                               19,961          19,961            2,411
                                                             ----------      ----------       ----------
TOTAL CURRENT LIABILITIES                                       316,030         294,481           38,168

MINORITY INTERESTS                                               32,094          21,988            3,876
                                                             ----------      ----------       ----------
TOTAL LIABILITIES AND MINORITY
   INTERESTS                                                    348,124         316,469           42,044
                                                             ----------      ----------       ----------
SHAREHOLDERS' EQUITY
  Common stock, par value of US$0.1 each
   Authorized: 30,000,000 shares in 2000 and
      1,100,000,000 in 1999
   Issued and outstanding - 9,952,234 shares
      in 2000 and 597,132 shares in 1999                          1,864             622              225
  Preferred stock, par value of US$0.1 each
    Authorized: 10,000,000 shares in 2000 and
    1999
Additional paid-in capital                                       69,931          69,931            8,446
Reserves                                                         15,845          15,845            1,914
Retained earnings                                               151,523         130,002           18,300
Accumulated other comprehensive income                              408             381               49
                                                             ----------      ----------       ----------
TOTAL SHAREHOLDERS' EQUITY                                      239,571         216,781           28,934
                                                             ==========      ==========       ==========

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                        587,695         533,250           70,978
                                                             ==========      ==========       ==========


Translations of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on June 30, 2000 of US$1.00 = RMB8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 2000 or at any other certain rate. See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (Amounts in thousands)


                                                                                    Accumulated
                                               Additional                                 other
                                       Common     paid-in               Retained  comprehensive
                                        stock     capital    Reserves   earnings         income     Total
                                          RMB         RMB         RMB        RMB            RMB       RMB
Balance at January 1, 2000                622      69,931      15,845    130,002            381   216,781

Issuance of common stock                1,242           -           -          -              -     1,242

Comprehensive income:
  Net income for the period                 -           -           -     21,521              -    21,521
  Currency translation adjustments          -           -           -          -             27        27
                                       ------      ------      ------   --------      ---------  --------
                                                                                                   21,548
                                                                                                 --------

Balance at June 30, 2000                1,864      69,931      15,845    151,523            408   239,571
                                       ======      ======      ======   ========      =========  ========

Translations of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on June 30, 2000 of US$1.00 = RMB8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 2000 or at any other certain rate.

See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                             (Amounts in thousands)




                                                                    SIX MONTHS ENDED JUNE 30,
                                                                    --------------------------
                                                              2000             1999              2000
                                                              ----             ----              -----
                                                              RMB              RMB                US$
Net cash provided by operating activities                     83,968           15,905             10,140

INVESTING ACTIVITIES
  Purchases of fixed assets                                     (153)            (431)               (18)
  Advances to a minority joint venture partner               (84,925)         (23,781)           (10,257)
                                                           ----------       ----------        ----------
Net cash used in investing activities                        (85,078)         (24,212)           (10,275)
                                                           ----------       ----------        ----------

FINANCING ACTIVITIES
  Proceeds from bank borrowings                                5,000            9,800                604
  Repayments of bank borrowings                               (3,000)               -               (362)
  Issuance of common stock                                     1,242                -                150
                                                           ----------       ----------        ----------
Net cash provided by financing activities                      3,242            9,800                392
                                                           ----------       ----------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                 2,132            1,493                257

Cash and cash equivalent, at beginning of period               8,427            5,456              1,018
                                                           ----------       ----------        ----------
Cash and cash equivalent, at end of period                    10,559            6,949              1,275
                                                           ==========       ==========        ==========



See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)


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

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


3.   INVENTORIES


                                                                          June 30,         December 31,
                                                                              2000                 1999
                                                                               RMB                  RMB

         Raw materials                                                      15,231               21,453
         Work in progress                                                    2,711                2,480
         Finished goods                                                     12,451                4,763
                                                                        ----------           ----------
                                                                            30,393               28,696
         Less: Provision for inventories                                   (1,907)              (1,907)
                                                                        ----------           ----------
                                                                            28,486               26,789
                                                                        ==========           ==========



4.   FIXED ASSETS

                                                                          June 30,         December 31,
                                                                              2000                 1999
                                                                               RMB                  RMB
         At cost:
           Plant, machinery and equipment                                  188,379              188,226
           Motor vehicles                                                    1,418                1,418
                                                                        ----------           ----------
                                                                           189,797              189,644

         Accumulated depreciation                                         (63,136)             (56,002)
                                                                        ----------           ----------
         Net book value                                                    126,661              133,642
                                                                        ==========           ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

     The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months and six months ended June 30, 2000 and 1999. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

     The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on June 30, 2000. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.


(Amounts in thousands)                       THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                               2000              1999            2000            1999
                                                RMB               RMB             RMB             RMB
Sales                                          154,132            64,577         258,808         168,855
Cost of sales                                 (133,808)          (57,435)       (215,142)       (142,541)
                                            ----------        ----------      ----------      ----------
Gross profit                                    20,324             7,142          43,666          26,314
Gross profit margin (%)                           13.2              11.1            16.9            15.6

Income/(loss) before income taxes               17,087           (1,209)          34,358           8,023
Income taxes                                    (1,344)                -          (2,731)              -
                                            ----------        ----------      ----------      ----------
Income/(loss) before minority                   15,743           (1,209)          31,627           8,023
interests
Minority interests                              (4,975)              264         (10,106)         (2,601)
                                            ----------        ----------      ----------      ----------
Net income/(loss)                               10,768              (945)         21,521           5,422
                                            ==========        ==========      ==========      ==========

     SALES AND GROSS PROFIT MARGIN

     Total sales for the first half of 2000 increased by RMB89,953,000 (US$10,864,000) or 53.3% to RMB258.8 million (US$31.3 million), compared to RMB168.9 million (US$20.4 million) for the corresponding period in 1999. The positive influence of the anti-smuggling campaigns and expansionary fiscal policies launched by the PRC government in 1999 persists in 2000. This has resulted in the selling price of the polyester fiber products generally increasing by approximately 13%-19% for the first half of 2000 compared to those of first half of 1999.

Gross profit margin increased from 15.6% for the first half of 1999 to 16.9% for the corresponding period in 2000, mainly resulting from the increase in selling prices. Sales volume also increased by 15% in 2000 compared to that of the corresponding period in 1999 as one production plant of polyester filaments resumed production after temporary suspension from August 1998 to September 1999 for renovation and repairing.

     Total sales for the second quarter of 2000 increased by RMB89,555,000 (US$10,816,000) or 139% to RMB154.1 million (US$18.6 million), compared to RMB64.6 million (US$7.8 million) for the corresponding period in 1999. Gross profit margin increased from 11.1% for the second quarter of 1999 to 13.2% for the corresponding period in 2000. The increases were due to the aforementioned reasons.

     SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses increased by RMB1,134,000 (US$137,000) or 12.2% to RMB10.4 million (US$1.3 million) for the first half of 2000 from RMB9.3 million (US$1.1 million) for the corresponding period in 1999. The increase was mainly due to an increase in sales commissions and an increase in legal and professional fees which amounted to approximately RMB800,000 (US$97,000) in relation to the disposal and acquisition transactions which occurred in the first half of 2000.

     Selling and administrative expenses increased by RMB394,000 (US$48,000) or 7.9% to RMB5.4 million (US$652,000) for the second quarter of 2000 from RMB5.0 million (US$604,000) for the corresponding period in 1999. The increase was mainly due to an increase in sales commissions and an increase in legal and professional fees which amounted to approximately RMB200,000 (US$24,000) in relation to the compliance obligations of the Company following the acquisition transaction.

     FINANCIAL INCOME/(EXPENSES), NET

     Net financial income/(expenses) changed from an expense of RMB3.0 million (US$365,000) for the first half of 1999 to income of RMB1.1 million (US$132,000) for the corresponding period in 2000. The change was mainly attributable to an increase in interest income received on the amount due from Heilongjiang Longdi Group Co., Ltd., a 30% interest minority shareholder of Harbin Asibao Chemical Fiber Co. Limited ("Asibao").

     Net financial income/(expenses) changed from an expense of RMB346,000 (US$42,000) for the second quarter of 1999 to income of RMB2.2 million (US$261,000) for the corresponding period in 2000. The change was due to the aforementioned reason.

     INCOME TAXES

     The Company, through Far Beyond, owns a 70% interest in Asibao which is governed by the Income Tax Laws of the PRC. Being a Sino-foreign joint venture established in the Harbin Economic Development Zone and being awarded the status of "advanced technology enterprise", Asibao was exempted from income taxes for a period of two years commencing from its first profitable year and is entitled to a preferential income tax rate of 15% for the remaining years of the joint venture with a 50% reduction for three consecutive years commencing from its third profitable year.

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

     The Company has a working capital surplus of approximately RMB130 million (US$15.7 million) as of June 30, 2000, compared to that of approximately RMB90 million (US$10.8 million) as of December 31, 1999. Net cash provided by operating activities for the six months ended June 30, 2000 was approximately RMB84.0 million (US$10.1 million), as compared to RMB15.9 million (US$1.9 million) for the corresponding period in 1999. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

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

     As of June 30, 2000, the Company has not experienced any disruptions or failures to its normal operations as a result of the transition into calendar year 2000.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Financial Data Schedule

         (b)  Reports on Form 8-K:

              None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: AUGUST 11, 2000
       ----------------
                                  ASIA FIBER HOLDINGS LIMITED



                                  By: /s/ RUI MIN ZHAO
                                      ---------------------------------------
                                       Rui Min Zhao, President and Vice Chairman
                                       of the Board


                                  By: /s/ FENG JIE LIU
                                      ---------------------------------------
                                       Feng Jie Liu, Chief Financial Officer and
                                       Director (principal financial and
                                       accounting officer)