Form 10QSB
period 2000-09-30
ASIA RESOURCES HOLDINGS LTD
filed 2000-11-14
CIK 357434

                       U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                                      Commission File Number:
   September 30, 2000                                                   1-8334


                           ASIA FIBER HOLDINGS LIMITED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



       DELAWARE                                        75-1071589
-------------------------------            ------------------------------------
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

                                 Yes  X     No
                                    -----      -----

The number of shares of Common Stock, par value $ .01 per share, outstanding as of September 30, 2000 is 9,952,234

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                               -----      -----

                            ASIA FIBER HOLDINGS LTD.

                              INDEX TO FORM 10-QSB

                               September 30, 2000


PART I. Financial Information                                            Page #

         Item 1.    Financial Statements -

                    Condensed Consolidated Income Statements                  3
                    (Unaudited) for the three months ended September
                    30, 2000 and 1999 and the nine months ended
                    September 30, 2000 and 1999

                    Condensed Consolidated Balance Sheet as of                4
                    September 30, 2000 and December 31, 1999

                    Consolidated Statements of Changes in Shareholders'       5
                    Equity (Unaudited) for the nine months ended
                    September 30, 2000

                    Condensed Consolidated Statements of Cash Flows           6
                    (Unaudited) for the nine months ended September
                    30, 2000 and 1999

                    Notes to Condensed Consolidated Financial                 7
                    Statements (unaudited)

         Item 2.    Management's Discussion and Analysis of                   9
                    Financial Condition and Results of Operation

PART II. Other Information

         Item 1.    Legal Proceedings                                        12

         Item 2.    Changes in Securities and Use of Proceeds                12

         Item 3.    Defaults Upon Senior Securities                          12

         Item 4.    Submission of Matters to a Vote of Security              12
                    Holders

         Item 5.    Other Information                                        12

         Item 6.    Exhibits and Reports on Form 8-K                         12

                    Signatures                                               12

                    PART I - FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS

             ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

         CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
 FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
        (Amounts in thousands, except share and per share data)


                                  Three Months Ended September 30,        Nine Months Ended September 30,
                               --------------------------------------    --------------------------------------
                                  2000          1999         2000           2000          1999         2000
                               ----------    ----------    ----------    ----------    ----------    ----------
                                  RMB           RMB          US$            RMB           RMB          US$

SALES                             156,664       139,543        18,921       415,472       308,398        50,178

COST OF SALES                    (163,667)     (117,232)      (19,767)     (378,809)     (259,773)      (45,750)
                               ----------    ----------    ----------    ----------    ----------    ----------
GROSS PROFIT/(LOSS)                (7,003)       22,311          (846)       36,663        48,625         4,428

OTHER INCOME                           --           913            --            --           913            --

SELLING AND ADMINISTRATIVE
  EXPENSES                         (4,400)       (3,747)         (531)      (14,803)      (13,016)       (1,788)

PROVISION FOR DOUBTFUL
  DEBTS                                --        (3,000)           --            --        (9,000)           --

FINANCIAL INCOME/(EXPENSES),
  NET                               2,743          (492)          331         3,838        (3,514)          464
                               ----------    ----------    ----------    ----------    ----------    ----------
INCOME/(LOSS) BEFORE INCOME
  TAXES                            (8,660)       15,985        (1,046)       25,698        24,008         3,104

INCOME TAXES                          602            --            73        (2,129)           --          (257)
                               ----------    ----------    ----------    ----------    ----------    ----------
INCOME/(LOSS) BEFORE
  MINORITY INTERESTS               (8,058)       15,985          (973)       23,569        24,008         2,847

MINORITY INTERESTS                  2,227        (4,831)          269        (7,879)       (7,432)         (952)
                               ----------    ----------    ----------    ----------    ----------    ----------

NET INCOME/(LOSS)                  (5,831)       11,154          (704)       15,690        16,576         1,895
                               ==========    ==========    ==========    ==========    ==========    ==========
BASIC AND DILUTED EARNINGS/
  (LOSS) PER SHARE                  (0.59)         1.19         (0.07)         1.58          1.77          0.19
                               ==========    ==========    ==========    ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING       9,952,234     9,355,102     9,952,234     9,899,930     9,355,102     9,899,930
                               ==========    ==========    ==========    ==========    ==========    ==========

See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
             (Amounts in thousands, except share and per share data)

                                                                  September 30,    December 31, September 30,
                                                                          2000            1999           2000
                                                                           RMB             RMB            US$
                                                        Notes       (Unaudited)                   (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               10,141          8,427          1,225
  Trade receivables                                                       63,785         56,868          7,703
  Bills receivable                                                         2,680          1,300            324
  Other receivables, deposits and prepayments                                665            561             80
  Inventories                                                 3           10,398         26,789          1,256
  Amount due from a minority joint venture                               351,636        261,070         42,468
partner
  Amounts due from related companies                                       4,612         29,161            557
                                                                    ------------   ------------   ------------
TOTAL CURRENT ASSETS                                                     443,917        384,176         53,613
FIXED ASSETS                                                  4          123,460        133,642         14,911
INVESTMENT                                                                13,995         13,390          1,690
DEFERRED INCOME TAXES                                                      2,042          2,042            247
                                                                    ------------   ------------   ------------
TOTAL ASSETS                                                             583,414        533,250         70,461
                                                                    ============   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank loans                                                             179,880        177,880         21,725
  Accounts payable                                                           508          4,315             61
  Deposits from customers                                                 26,424         44,280          3,192
  Accrued liabilities and other payables                                  25,706         29,677          3,104
  Amount due to a director                                                 6,792          5,734            820
  Amounts due to related companies                                        57,871         12,098          6,989
  Income taxes payable                                                     2,665            536            322
  Dividend payable                                                        19,961         19,961          2,411
                                                                    ------------   ------------   ------------
TOTAL CURRENT LIABILITIES                                                319,807        294,481         38,624

MINORITY INTERESTS                                                        29,867         21,988          3,607
                                                                    ------------   ------------   ------------
TOTAL LIABILITIES AND MINORITY
   INTERESTS                                                             349,674        316,469         42,231
                                                                    ------------   ------------   ------------

SHAREHOLDERS' EQUITY
  Common stock, par value of US$0.1 each
  Authorized: 30,000,000 shares in 2000
      and 1,100,000,000 in 1999
  Issued and outstanding - 9,952,234 shares
      in 2000 and 597,132 shares in 1999                                   1,864            622            225
  Preferred stock, par value of US$0.1 each
      Authorized: 10,000,000 shares in 2000
          and 1999
Additional paid-in capital                                                69,931         69,931          8,446
Reserves                                                                  15,845         15,845          1,914
Retained earnings                                                        145,692        130,002         17,596
Accumulated other comprehensive income                                       408            381             49
                                                                    ------------   ------------   ------------
TOTAL SHAREHOLDERS' EQUITY                                               233,740        216,781         28,230
                                                                    ------------   ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                                 583,414        533,250         70,461
                                                                    ============   ============   ============


Translations of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on September 30, 2000 of US$1.00 = RMB8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30, 2000 or at any other certain rate.

See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES


     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (Amounts in thousands)


                                                                                Accumulated
                                           Additional                                 other
                                   Common     paid-in               Retained  comprehensive
                                    stock     capital    Reserves   Earnings         income     Total
                                      RMB         RMB         RMB        RMB            RMB       RMB

Balance at January 1, 2000            622      69,931      15,845    130,002            381   216,781

Issuance of common stock            1,242           -           -          -              -     1,242

Comprehensive income:
  Net income for the period             -           -           -     15,690              -    15,690
  Currency          translation         -           -           -          -             27        27
adjustments
                                   ------     -------     -------    -------        -------   -------
                                                                                               15,717
                                                                                              -------

Balance at September 30, 2000       1,864      69,931      15,845    145,692            408   233,740
                                   ======     =======     =======    =======        =======   =======

Translations of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on September 30, 2000 of US$1.00 = RMB8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30, 2000 or at any other certain rate.

See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                             (Amounts in thousands)


                                                                 Nine months ended September 30,
                                                                 -------------------------------
                                                                 2000             1999              2000
                                                           ----------       ----------        ----------
                                                                  RMB              RMB               US$
Net cash provided by operating activities                      90,189           71,661            10,892

INVESTING ACTIVITIES
  Purchases of fixed assets                                     (546)            (491)              (66)
  Increase in investment                                        (605)                -              (73)
  Advances to a minority joint venture partner               (90,566)         (57,032)          (10,938)
                                                           ----------       ----------        ----------
Net cash used in investing activities                        (91,717)         (57,523)          (11,077)
                                                           ----------       ----------        ----------

FINANCING ACTIVITIES
  Proceeds from bank borrowings                                95,080           84,000            11,483
  Repayments of bank borrowings                              (93,080)         (96,000)          (11,241)
  Issuance of common stock                                      1,242                -               150
                                                           ----------       ----------        ----------
Net cash provided by (used in) financing activities             3,242         (12,000)               392
                                                           ----------       ----------        ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                  1,714            2,138               207

Cash and cash equivalent, at beginning of period                8,427            5,456             1,018
                                                           ----------       ----------        ----------
Cash and cash equivalent, at end of period                     10,141            7,594             1,225
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

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


3.   INVENTORIES

                                                    September 30,         December 31,
                                                             2000                 1999
                                                              RMB                  RMB
         Raw materials                                      5,335               21,453
         Work in progress                                   2,442                2,480
         Finished goods                                     2,621                4,763
                                                       ----------           ----------
                                                           10,398               28,696
         Less: Provision for inventories                        -              (1,907)
                                                       ----------           ----------
                                                           10,398               26,789
                                                       ==========           ==========

4.   FIXED ASSETS

                                                    September 30,         December 31,
                                                             2000                 1999
                                                              RMB                  RMB
         At cost:
           Plant, machinery and equipment                 188,772              188,226
           Motor vehicles                                   1,418                1,418
                                                       ----------           ----------
                                                          190,190              189,644

         Accumulated depreciation                         (66,730)             (56,002)
                                                       ----------           ----------
         Net book value                                   123,460              133,642
                                                       ==========           ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

     The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months and nine months ended September 30, 2000 and 1999. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

     The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on September 30, 2000. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)                  Three months ended September 30,  Nine months ended September 30,
                                        --------------------------------  -------------------------------
                                                  2000              1999            2000            1999
                                                   RMB               RMB             RMB             RMB
Sales                                          156,664           139,543         415,472         308,398
Cost of sales                                 (163,667)         (117,232)       (378,809)       (259,773)
                                            ----------        ----------      ----------      ----------
Gross profit (loss)                             (7,003)           22,311          36,663          48,625
Gross profit margin (%)                           (4.5)             16.0             8.8            15.8

Income/(loss) before income taxes               (8,660)           15,985          25,698          24,008
Income taxes                                       602                 -          (2,129)              -
                                            ----------        ----------      ----------      ----------
Income/(loss) before minority                   (8,058)           15,985          23,569          24,008
interests
Minority interests                               2,227            (4,831)         (7,879)         (7,432)
                                            ----------        ----------      ----------      ----------
Net income/(loss)                               (5,831)           11,154          15,690          16,576
                                                ======            ======          ======          ======

     SALES AND GROSS PROFIT MARGIN

     Total sales for the nine months ended September 30, 2000 increased by RMB107,074,000 (US$12,932,000) or 34.7% to RMB415.5 million (US$50.2 million), compared to RMB308.4 million (US$37.2 million) for the corresponding period in 1999. The positive influence of the anti-smuggling campaigns and expansionary fiscal policies launched by the PRC government in 1999 persists in 2000. This has resulted in the selling price of the polyester fiber products generally increasing by approximately 6%-13% for the nine months ended September 30, 2000 compared to those of the corresponding period in 1999. Despite the increase in selling price, gross profit margin decreased from 15.8% for the nine months ended September 30, 1999 to 8.8% for the corresponding period in 2000. The decrease in gross profit margin was mainly attributable to an increase in purchase price of polyester chip (a major raw material) by approximately 30%, resulting from an increase in the price of oil. The cost of polyester chip accounted for approximately 66% to 85% of total cost of sales of the Company's products. Sales volume also increased by 4% in 2000 compared to that of the corresponding period in 1999 as one production plant of polyester filaments temporarily suspended production from August 1998 to September 1999 for renovation and repairing.

     Total sales for the third quarter of 2000, increased by RMB17,121,000 (US$2,068,000) or 12.3% to RMB156.7 million (US$18.9 million), compared to RMB139.5 million (US$16.8 million) for corresponding period in 1999. Gross profit margin for the third quarter of 1999 was 16.0% while the gross loss margin for the third quarter of 2000 was 4.5%. The effect of increase in cost of polyester chip became more significant in the third quarter of 2000 as the Company has used up raw material stockpiled in 1999 and needed to replenish the raw material which was purchased at higher price.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses increased by RMB1,787,000 (US$216,000) or 13.7% to RMB14.8 million (US$1.8 million) for the nine months ended September 30, 2000 from RMB13.0 million (US$1.6 million) for the corresponding period in 1999. The increase was mainly due to an increase in sales and an increase in legal and professional fees which amounted to approximately RMB800,000 (US$97,000) in relation to the disposal and acquisition transactions occurred in early 2000.

     Selling and administrative expenses increased by RMB653,000 (US$79,000) or 17.4% to RMB4.4 million (US$531,000) for the third quarter of 2000 from RMB3.7 million (US$447,000) for the corresponding period in 1999. The increase was mainly due to an increase in sales and an increase in legal and professional fees which amounted to approximately RMB330,000 (US$40,000) in relation to the compliance obligations of the Company following the acquisition transaction.

     FINANCIAL INCOME/(EXPENSES), NET

     Net financial income/(expenses) changed from an expense of RMB3.5 million (US$423,000) for the nine months ended September 30, 1999 to an income of RMB3.8 million (US$464,000) for the corresponding period in 2000. The change was mainly attributable to an increase in interest income received on the amount due from Heilongjiang Longdi Group Co., Ltd., a 30% interest minority shareholder of Harbin Asibao Chemical Fiber Co. Limited ("Asibao").

     Net financial income/(expenses) changed from an expense of RMB492,000 (US$59,000) for the third quarter of 1999 to an income of RMB2.7 million (US$331,000) for the corresponding period in 2000. The change was due to the aforementioned reason.

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

     The Company has a working capital surplus of approximately RMB124 million (US$15.0 million) as of September 30, 2000, compared to that of approximately RMB90 million (US$10.8 million) as of December 31, 1999. Net cash provided by operating activities for the nine months ended September 30, 2000 was approximately RMB90.2 million (US$10.9 million), as compared to RMB71.7 million (US$8.7 million) for the corresponding period in 1999. Net cash flows from the Company's operating activities are attributable to the Company's income and changes in operating assets and liabilities.

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

     As of September 30, 2000, the Company has not experienced any disruptions or failures to its normal operations as a result of the transition into calendar year 2000.

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


Dated: November 10, 2000

                                       ASIA FIBER HOLDINGS LIMITED



                                       By: /s/ RUI MIN ZHAO
                                          -----------------------------------
                                          Rui Min Zhao, President and
                                          Vice Chairman of the Board


                                       By: /s/ FENG JIE LIU
                                          -----------------------------------
                                          Feng Jie Liu, Chief Financial Officer
                                          and Director (principal financial and
                                          accounting officer)