Form 10KSB40
period 2000-12-31
ASIA FIBER HOLDINGS LTD
filed 2001-04-17
CIK 357434

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

Revenues for the fiscal year ended December 31, 2000 were $65,093.

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 30, 2001 amounted to approximately $12.4 million.

Registrant had 24,881,319 shares of common stock, $0.01 par value per share outstanding as of March 30, 2001.

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

         On February 28, 2001 the Company effectuated a 2.5:1 forward stock split of its common stock for all shareholders of record on February 26, 2001.

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

         Asibao's products are primarily distributed throughout China to a diversified customer base. Currently, management of Asibao believes that demand in China for polyester filament and staple fiber exceeds the locally produced supply.

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

RAW MATERIALS

         The principal raw material used by Asibao is polyester chip. Approximately 85% of Asibao's total cost of sales is attributable to raw materials. Raw materials are purchased from Longdi.

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

ITEM 2.  PROPERTIES

         As of December 31, 2000, the Company had no office or facility for U.S. operations. The head office and production facilities of the Company are located in Harbin City, the capital of the Heilongjiang province (the "Facilities"). The Facilities are leased by Longdi to the Company pursuant to a 15-year lease, commencing January 1, 1996 at a rate of US $121,000 per year. The rental rate is adjustable, based on further mutual negotiation, every three years. The factories and office buildings cover a total area of approximately 317,000 square meters, comprising 244,000 square meters for production plants and 73,000 square meters for warehouses and offices.

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

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock was listed on the New York Stock Exchange ("NYSE") under the symbol RGL until December 7, 1994, at which time the NYSE suspended its trading due to the Company's failure to meet the continued listing requirements. On February 5, 1995, the Common Stock of the Company was removed from registration and listing on the NYSE. The Company's Common Stock began trading on the NASD OTC Electronic Bulletin Board in August 1995. The Company's current symbol is AFBR. The following information sets forth the high and low prices in dollars per shares for the Common Stock of the Company during the periods indicated. Such prices reflect prices between dealers in securities and do not include any retail markup, markdown or commission and may not necessarily represent actual transactions. The information set forth below was provided by Dow Jones Interactive Quotes and Market Data.

                                                                     High                      Low

1998
         First Quarter (through March 31, 1998)                      2.16                      2.16
         Second Quarter (through June 30, 1998)                      2.16                      2.16
         Third Quarter (through September 30, 1998)                  2.77                      1.38
         Fourth Quarter (through December 31, 1998)                  2.77                      2.16

1999
         First Quarter (through March 31, 1999)                      4.75                       .25
         Second Quarter (through June 30, 1999)                      4.50                       .25
         Third Quarter (through September 30, 1999)                  4.50                      1.25
         Fourth Quarter (through December 31, 1999)                   .60                       .75

2000
         First Quarter (through March 31, 2000)                      2.30                       .80
         Second Quarter (through June 30, 2000)                      1.08                       .45
         Third Quarter (through September 30, 2000)                   .80                       .43
         Fourth Quarter (through December 31, 2000)                   .72                       .19


         On March 30, 2001, the closing bid price for the Common Stock as reported by the OTC Electronic Bulletin Board was $2.20.

         On March 30, 2001 there were approximately 7,147 stockholders of record for the Common Stock of the Company. As of such date, 24,881,319 shares of Common Stock were outstanding.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and its subsidiaries and related Notes thereto, and other financial information included elsewhere herein. The financial statements of the Company are prepared in conformity with generally accepted accounting principles of the United States ("US GAAP").

RESULTS OF OPERATIONS

     The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three fiscal years ended December 31, 1998, 1999 and 2000. The data should be read in conjunction with, and qualified in their entirety by reference to, the Consolidated Financial Statements of the Company and related Notes thereto and other financial information included elsewhere therein:


--------------------------------------------------------------------------------------------------------
                                                                 Year Ended December 31,

                                                       1998           1999           2000          2000
(In thousands)                                        (RMB)          (RMB)          (RMB)        (US $)
--------------------------------------------------------------------------------------------------------

Sales                                               460,448        452,218        538,493        65,093

Cost of sales                                      (375,559)      (364,174)      (475,816)      (57,516)
                                              --------------  ------------- -------------- -------------

Gross profit                                         84,889         88,044         62,677         7,577

Gross profit margin                                    18.4%          19.5%          11.6%         11.6%

Other income                                              -            913              -             -

Selling and administrative expenses                 (19,271)       (29,863)       (19,598)       23,093

Financial income/(expenses), net                    (10,694)        (4,978)         8,300         1,003

Transaction costs                                         -              -        (18,511)       (2,238)
                                              --------------  ------------- -------------- -------------

Income before income taxes                           54,924         54,116         32,868         3,973

Income taxes                                         (4,568)          (268)        (4,377)         (529)
                                              --------------  ------------- -------------- -------------

Income before minority interests                     50,356         53,848         28,491         3,444

Minority interests                                  (16,502)       (17,301)       (15,951)       (1,928)
                                              --------------  ------------- -------------- -------------

Net income                                           33,854         36,547         12,540         1,506
                                              ==============  ============= ============== =============



YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

SALES AND GROSS PROFIT MARGIN

     Total sales for the year ended December 31, 2000, increased by RMB 86.3 million (US $10.4 million) or 19.1% to RMB 538.5 million (US $65.1 million), compared to RMB 452.2 million (US $54.7 million) for the corresponding period in 1999. The total sales volume for the year ended December 31, 2000 increased by 2.7% compared to that of the corresponding period in 1999. The selling prices of polyester products for the year ended December 31, 2000 increased by 2% to 10% compared to that of the corresponding period in 1999. As a series of anti-smuggling campaign and expansionary fiscal policies were launched by the PRC government in 1999, the over-supply of polyester products in the domestic market was considerably reduced. This has resulted in a marginal increase in both the selling prices and sales volume of polyester fibers product. Moreover, the cost of petroleum, being the major raw material of all polyester products, increased during the year, which has resulted in the increase in selling prices of polyester fiber products. The increase in sales were also attributable to the increase in sales of polyester chips and sub-standard polyester products to outsiders and related companies at cost.

     The decrease in gross profit margin from 19.5% in 1999 to 11.6% in 2000 was mainly due to the increase in the cost of polyester chips by 28.5% which outweigh the marginal increase in selling prices of polyester fiber products.

OTHER INCOME

     Other income for the year ended December 31, 1999 represented cash dividend income received from the investment in the Heilongjiang Longdi Limited Liability Company.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses decreased by RMB 10.3 million (US $1.2 million) or 34.4% to RMB 19.6 million (US $2.4 million) in 2000 from RMB 29.9 million (US $3.6 million) in 1999. The following events attributed to the overall decrease in selling and administrative expenses:

     (a) Asibao made provision of RMB 12.1 million (US $1.5 million) in 1999 (2000: nil) on certain trade receivables recovery of which was considered by management to be doubtful.

     (b) There was a decrease in administrative expenses by RMB 2.4 million (US $290,000). Asibao incurred professional and consultancy fee for tax filing in the PRC and settled claims for damages due to sub-standard quality of product sold of approximately RMB 1.1 million (US $133,000) in 1999 (2000: nil). There was an overall decrease in salaries, office expenses, travelling and entertainment expenses as a tighter cost control system was applied in 2000.

     (c) There was an increase in commission expenses by RMB 1.5 million (US $181,000) as more salesperson met the sales budget during the year.

     (d) There was an increase in transportation expenses by RMB 1.3 million (US $157,000) as there was no discount offered by PRC railway authorities during the year while there was a charge reduction of 25-30% in 1999.

FINANCIAL INCOME/(EXPENSES), NET

     Net financial income/(expenses) decreased from net expenses of RMB 5.0 million (US $602,000) in 1999 to net income of RMB 8.3 million (US $1.0 million) in 2000. The decrease were due to the decrease in average bank borrowing rate from 7.6% in 1999 to 6.4% in 2000 and the increase in interest income on the amount due from Longdi from RMB 8.4 million (US $1.0 million) in 1999 to RMB
19.6 million (US $2.4 million) in 2000.

INCOME TAXES

     It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the "USA"). Accordingly, no USA corporate income taxes have been provided in these financial statements.

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

     Under the current British Virgin Islands' Law (the "BVI"), dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes.

     During 1999, Asibao was successful in a claim to the local tax bureau for an additional tax-free holiday for 1998, its third profitable year. Accordingly, the preferential income tax rate of 15% for the remaining years of the Joint Venture with a 50% reduction for 3 consecutive years commenced from 1999, its fourth profitable year, under certain tax regulations for the advanced technology enterprises issued by the local government. Accordingly, the income taxes provided in 1998 were reversed in 1999.

     2000 was the fifth profitable year and the income taxes were provided accordingly.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

SALES AND GROSS PROFIT MARGIN

     Total sales for the year ended December 31, 1999, decreased by RMB 8.2 million (US $992,000) or 1.8% to RMB 452.2 million (US $54.7 million), compared to RMB 460.4 million (US $55.7 million) for the corresponding period in 1998. The total sales volume for the year ended December 31, 1999 decreased by 3.4% compared to that of the corresponding period in 1998. As a series of anti-smuggling campaign and expansionary fiscal policies were launched by the PRC government during the year, the over-supply of polyester products in the domestic market was considerably reduced. This has resulted in a marginal increase in both the selling prices and sales volume of polyester fibers product, with the exception of the staple fibers. Marginal decreases in selling prices and sales volume of staple fibers were mainly due to the decreasing price of cotton during 1999, and the demand and selling price of staple fibers were vulnerable to the selling price of cotton. As the sales of staple fibers accounted for 57% of total sales in 1999, the decreasing sales of staple fibers more than offset the increasing sales of other polyester fiber products and accounted for the overall decrease in sales.

     The increase in gross profit margin from 18.4% in 1998 to 19.5% in 1999 was mainly due to the slightly increase in selling prices of polyester fiber products (except for staple fiber).

OTHER INCOME

     Other income for the year ended December 31, 1999 represented cash dividend income received from the investment in the Heilongjiang Longdi Limited Liability Company.

SELLING AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses increased by RMB 10.6 million (US $1.3 million) or 55.0% to RMB 29.9 million (US $3.6 million) in 1999 from RMB 19.3 million (US $2.3 million) in 1998. The following events occurred in 1999 that attributed to the overall increase in selling and administrative expenses:

     (e) Asibao made provision of RMB 12.1 million (US $1.5 million) in 1999 (1998: nil) on certain trade receivables recovery of which was considered by management to be doubtful.

     (f) Asibao incurred professional and consultancy fee for tax filing in the PRC and settled claims for damages due to sub-standard quality of product sold of approximately RMB 1.1 million (US $133,000) (1998:
          nil).

     (g) There was a decrease in transportation expenses by RMB 2.6 million (US $314,000) as a result of a 25-30% charge reduction by PRC railway authorities during 1999.

FINANCIAL EXPENSES, NET

     Net financial expenses decreased by RMB 5.7 million (US $691,000) or 53.5% to RMB 5.0 million (US $602,000) in 1999 from RMB 10.7 million (US $1.3 million) in 1998. The decrease was primarily due to the decrease in average bank borrowing rate from 8.7% in 1998 to 7.6% in 1999 and the increase in interest income on the amount due from Longdi.

INCOME TAXES

     Please refer to the above discussion.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Filed herewith are the following financial statements:

         Consolidated Financial Statements for the Years ended December 31, 2000, 1999 and 1998.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2000. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

            NAME                          AGE                                POSITION
            ----                          ---                                --------

Lung Po Ching                              54               Chairman of the Board

Rui Min Zhao                               52               Vice Chairman of the Board and President

Ming Xue Liu                               53               Vice President and Director

Feng Jie Liu                               53               Chief Financial Officer and Director

Wai On Wan                                 27               Secretary and Director

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

BOARD OF DIRECTORS

         During the year ended December 31, 2000, two meetings of the Board of Directors were held. Additionally, certain corporate actions were also conducted by unanimous written consent of the Board of Directors. Directors are reimbursed for travel and other expenses relating to meetings of the Board of Directors and its committees. Richard N. Gray received $10,000 in 1998 for serving as a director of the Company.

STOCK OPTION PLAN

         No stock options or stock appreciation rights were granted to any directors or officers of the Company during 1999 or 2000.

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
              Name and Address                         Common Stock                 Stock Beneficially
             of Beneficial Owner                    Beneficially Owned                    Owned
---------------------------------------------- ------------------------------ -------------------------------

Hearty Holdings Limited                                6,069,261                         40.66%
Rm. 2005 Universal Trade Centre
3-5A Arbuthnot Road
Central, Hong Kong

Megastone Development Limited                          2,601,111                         17.42%
20/F Asia Pacific Finance Tower
Citibank Plaza, 3 Garden Road
Central, Hong Kong

Liu Ming Xue (1)                                       3,034,631                         20.33%
Rm. 2005 Universal Trade Centre
3-5A Arbuthnot Road
Central, Hong Kong

Cao Yu Shan (1)                                        3,034,631                         20.33%
Rm. 2005 Universal Trade Centre
3-5A Arbuthnot Road
Central, Hong Kong

Well Gain Investments Limited                          1,050,954                           7.0%
Room 2103-2104
21/F Treasure Centre
42 Hung To Road
Kwun Tong, Hong Kong

Zhu Yi Xin (2)                                         1,050,954                           7.0%
Rm. 2005 Universal Trade Centre
3-5A Arbuthnot Road
Central, Hong Kong

NJI No. 2 Investment Fund                              2,988,651                          20.0%
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

                                     PART IV

(a)(1)                     Financial Statement

        (2)                Exhibits

Exhibit Number             Title
--------------             -----

      2.1(1)               Acquisition Agreement

      2.2(2)               Disposal Agreement

      2.3(3)               Assignment Agreement

      3.1(4)               Certificate of Incorporation as filed with the Delaware Secretary of State with amendments.

      3.2(4)               Bylaws

      21.1*                Subsidiaries of the Company

      (1) Incorporated herein by reference to Exhibit C of the Proxy Statement of the Company filed on November 2, 1999.

      (2) Incorporated herein by reference to Exhibit A of the Proxy Statement of the Company filed on November 2, 1999.

      (3) Incorporated herein by reference to Exhibit B of the Proxy Statement of the Company filed on November 2, 1999.

      (4) Incorporated herein by reference to Form 10-KSB filed on April 14, 2000.

      *Filed herein

(b)                        Reports on Form 8-K.

                           There were no reports on Form 8-K filed by Asia Resources during the fourth quarter of 2000.

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

Dated: April 17, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      Rui Min Zhao                                                           Dated: April 17, 2001
         -----------------------------------
         Rui Min Zhao
         President and Vice Chairman of the Board

By:      /s/ Feng Jie Liu                                                       Dated: April 17, 2001
         -----------------------------------
         Feng Jie Liu
         Chief Financial Officer and Director
         (principal financial and accounting officer)

By:      /s/ Lung Po Ching                                                      Dated: April 17, 2001
         -----------------------------------
         Lung Po Ching
         Chairman of the Board

By:      /s/ Ming Xue Liu                                                       Dated: April 17, 2001
         -----------------------------------
         Ming Xue Liu
         Vice President and Director

By:      /s/ Wan Wai On                                                         Dated: April 17, 2001
         -----------------------------------
         Wan Wai On
         Secretary and Director

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONTENTS


                                                                              Pages
                                                                              -----
Report of Independent Auditors                                                 F-1

Consolidated Balance Sheets                                                    F-2

Consolidated Statements of Income                                              F-3

Consolidated Statements of Changes in Shareholders' Equity                     F-4

Consolidated Statements of Cash Flows                                          F-5

Notes to Consolidated Financial Statements                                  F6 - F21

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Asia Fiber Holdings Limited


We have audited the accompanying consolidated balance sheets of Asia Fiber Holdings Limited (the "Company") and its subsidiaries (collectively the "Group") as of December 31, 1999 and 2000, and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Group as of December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ Ernst & Young

Hong Kong
January 31, 2001, except for
note 1, as to which the date is
March 14, 2001

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 1999 and 2000

(Amounts in thousands except share and per share data)


                                                                Notes             1999           2000           2000
                                                                                   RMB            RMB            US$

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                        8,427         11,403          1,378
Trade receivables, less provision for doubtful debts
    of RMB12,128 in 1999 and 2000                                 6             56,868         58,071          7,020
Bills receivable                                                                 1,300          6,889            832
Other receivables and prepayments                                                  561            285             34
Inventories                                                       7             26,789         28,367          3,429
Amount due from a minority joint venture partner                 12            261,070        359,762         43,488
Amounts due from related companies                               12             29,161          5,184            627
                                                                               -------        -------        -------

TOTAL CURRENT ASSETS                                                           384,176        469,961         56,808

FIXED ASSETS                                                      8            133,642        120,652         14,584

INVESTMENT                                                        9             13,390         13,995          1,692

DEFERRED INCOME TAXES                                             5              2,042          1,842            223
                                                                               -------        -------        -------

TOTAL ASSETS                                                                   533,250        606,450         73,307
                                                                               =======        =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans                                                       10            177,880        181,600         21,959
Accounts payable                                                                 4,315            455             55
Deposits from customers                                                         44,280         16,183          1,956
Accrued liabilities and other payables                                          29,677         21,389          2,585
Amount due to a director                                         12              5,734          6,503            786
Amounts due to related companies                                 12             12,098         72,481          8,761
Income taxes payable                                                               536            827            100
Dividend payable                                                                19,961         33,717          4,076
                                                                               -------        -------        -------

TOTAL CURRENT LIABILITIES                                                      294,481        333,155         40,271

MINORITY INTERESTS                                                              21,988         24,183          2,924
                                                                               -------        -------        -------

TOTAL LIABILITIES AND MINORITY INTERESTS                                       316,469        357,338         43,195
                                                                               -------        -------        -------

COMMITMENTS AND CONTINGENCIES                                    15

SHAREHOLDERS' EQUITY
Preferred stock, par value of US$0.01 each;
    Authorized:
        10,000,000 (1999: 10,000,000) shares
Common stock, par value of US$0.01 each
    Authorized:
        75,000,000 (1999: 2,750,000) shares
    Issued and fully paid:
        24,881,319 (1999: 21,895,655) shares                     11              1,811          2,057            244
Additional paid-in capital                                       11             68,742         69,738          8,480
Reserves                                                         14             15,845         19,451          2,351
Retained earnings                                                              130,002        157,447         19,032
Accumulated other comprehensive income                                             381            419             50
                                                                               -------        -------        -------

TOTAL SHAREHOLDERS' EQUITY                                                     216,781        249,112         30,112
                                                                               -------        -------        -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     533,250        606,450         73,307
                                                                               =======        =======        =======

The accompanying notes form an integral part of these consolidated financial statements.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 and 2000

(Amounts in thousands except share and per share data)


                                                            Year ended     Year ended     Year ended      Year ended
                                                          December 31,   December 31,   December 31,    December 31,
                                                                  1998           1999           2000            2000
                                                 Notes             RMB            RMB            RMB             US$

SALES, including finished goods sold
    to related parties of RMB10,361,
    RMB17,912 and RMB64,017 in 1998,
    1999 and 2000, respectively                                460,448        452,218        538,493          65,093

COST OF SALES, including raw materials
     purchased from related parties of
     RMB275,041, RMB247,156 and RMB379,979;
     finished goods purchased from
     related parties of RMB nil, RMB18,344
     and RMB14,308; utility charges paid
     to related parties of RMB23,941,
     RMB26,409 and RMB27,431; rental expenses
     for leasing of plant and machinery from
     related parties of RMB1,004,
     RMB1,004 and RMB1,004
     in 1998, 1999 and 2000, respectively                     (375,559)      (364,174)      (475,816)        (57,516)
                                                             ---------      ---------      ---------       ---------

GROSS PROFIT                                                    84,889         88,044         62,677           7,577

OTHER INCOME, NET, including dividend income
     of RMB nil, RMB1,030 and RMB nil
     from an associate company of the
     Company's minority shareholders in
     1998, 1999 and 2000, respectively                               -            913              -               -

SELLING AND ADMINISTRATIVE EXPENSES                            (19,271)       (17,735)       (19,598)         (2,369)

PROVISION FOR DOUBTFUL DEBTS                                         -        (12,128)             -               -

FINANCIAL INCOME/(EXPENSES), NET,
     including interest income from related
     party of RMB5,242, RMB8,360 and
     RMB19,583 in 1998, 1999 and 2000,
     respectively                                  4           (10,694)        (4,978)         8,300           1,003
                                                             ---------      ---------      ---------       ---------

INCOME BEFORE INCOME TAXES                                      54,924         54,116         51,379           6,211

INCOME TAXES                                       5            (4,568)          (268)        (4,377)           (529)
                                                             ---------      ---------      ---------       ---------

INCOME BEFORE MINORITY INTERESTS                                50,356         53,848         47,002           5,682

MINORITY INTERESTS                                             (16,502)       (17,301)       (15,951)         (1,928)
                                                             ---------      ---------      ---------       ---------

NET INCOME                                                      33,854         36,547         31,051           3,754
                                                             =========      =========      =========       =========

EARNINGS PER SHARE
     Basic and Diluted                           3(k)             1.55           1.67           1.26            0.15
                                                             =========      =========      =========       =========

The accompanying notes form an integral part of these consolidated financial statements.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 and 2000

(Amounts in thousands except share and per share data)



                                                                                              Accumulated
                                                        Additional                                  other
                                                 Share     paid-in              Retained    comprehensive
                                      Notes    capital     capital   Reserves   earnings           income      Total
                                                   RMB         RMB        RMB        RMB              RMB        RMB
Balance at January 1, 1998                       1,811      64,771      7,866     67,580              356    142,384

Net income and comprehensive income                  -           -          -     33,854                -     33,854

Transfer to/(from) reserves            14            -           -      3,771     (3,771)               -          -
                                                ------      ------     ------     ------           ------     ------

Balance at December 31, 1998                     1,811      64,771     11,637     97,663              356    176,238

Gain on sales of fixed assets to the
    Company's minority shareholder
    attributable to the Group                        -       3,971          -          -                -      3,971

Net income                                           -           -          -     36,547                -     36,547

Currency translation adjustments                     -           -          -          -               25         25
                                                                                                              ------
Comprehensive income                                                                                          36,572
                                                                                                              ------

Transfer to/(from) reserves            14            -           -      4,208     (4,208)               -          -
                                                ------      ------     ------     ------           ------     ------

Balance at December 31, 1999                     1,811      68,742     15,845    130,002              381    216,781

Shares of common stock owned by
    the original shareholders of ARHL at
    the date of Reverse Acquisition                846         996          -          -                -      1,242

Net income                                           -           -          -     31,051                -     31,051

Currency translation adjustments                     -           -          -          -               38         38
                                                                                                              ------
Comprehensive income                                                                                             310
                                                                                                              ------

Transfer to/(from) reserves            14            -           -      3,606     (3,606)               -          -
                                                ------      ------     ------     ------           ------     ------

Balance at December 31, 2000                     2,057      69,738     19,451    138,936              419    249,112
                                                ======      ======     ======     ======           ======    =======


The accompanying notes form an integral part of these consolidated financial statements.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

AS OF DECEMBER 31, 1998, 1999 and 2000

(Amounts in thousands except share and per share data)

                                                            Year ended     Year ended     Year ended      Year ended
                                                          December 31,   December 31,   December 31,    December 31,
                                                                  1998           1999           2000            2000
                                                                   RMB            RMB            RMB             US$
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                  33,854         36,547         31,051           3,754
Adjustments to reconcile net income to net
    cash provided by operating activities:
        Depreciation                                            17,581         17,209         13,567           1,640
        Minority interests                                      16,502         17,301         15,951           1,928
Decrease/(increase) in assets:
    Trade receivables                                          (15,560)        18,317         (1,203)           (145)
    Bills receivable                                             4,080          4,099         (5,589)           (676)
    Other receivables and prepayments                              379            170            276              34
    Inventories                                                 13,835         11,822         (1,578)           (191)
    Amount due from related companies                             (332)           332         23,977           2,898
    Deferred income taxes                                          200            200            200              24
Increase/(decrease) in liabilities:
    Accounts payable                                            (1,569)         2,419         (3,860)           (467)
    Deposits from customers                                    (11,996)        32,220        (28,097)         (3,396)
    Accrued liabilities and other payables                      10,857            356         (8,288)         (1,002)
    Amount due to a director                                       506          4,566            769              93
    Amount due to related companies                             (7,718)        (1,641)        46,902           5,673
    Income taxes payable                                         2,468         (1,932)           291              35
                                                             ---------      ---------      ---------       ---------
Net cash provided by operating activities                       63,087        141,985         84,369          10,202
                                                             ---------      ---------      ---------       ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchases of fixed assets                                     (561)        (1,017)          (577)            (70)
    Proceeds on sales of fixed assets to related party               -         47,218              -               -
    Advances to a minority joint venture partner               (19,416)      (166,557)       (98,692)        (11,934)
    Increase in investment                                      (3,900)        (9,490)          (605)            (73)
    Amounts due from related companies                            (283)       (17,954)             -               -
    Advances to related companies                                 (186)        10,282         13,481           1,630
                                                             ---------      ---------      ---------       ---------
Net cash used in investing activities                          (24,346)      (137,518)       (86,393)        (10,447)
                                                             ---------      ---------      ---------       ---------
CASH FLOWS PROVIDED BY/(USED IN)
    FINANCING ACTIVITIES
        New issue shares for Reverse Acquisition                     -              -          1,242             150
        Proceeds from bank borrowings                          138,800        177,880        181,600          21,952
        Repayments of bank borrowings                         (139,200)      (179,400)      (177,880)        (21,502)
        Dividend paid to minority joint venture partner        (39,757)             -              -               -
                                                             ---------      ---------      ---------       ---------
Net cash provided by/(used in) financing activities            (40,157)        (1,520)         4,962             600
                                                             ---------      ---------      ---------       ---------

Exchange differences on cash and cash equivalents                    -             24             38               4
                                                             ---------      ---------      ---------       ---------

Net increase/(decrease) in cash and cash equivalents            (1,416)         2,971          2,976             359

Cash and cash equivalents, at beginning of year                  6,872          5,456          8,427           1,019
                                                             ---------      ---------      ---------       ---------

Cash and cash equivalents, at end of year                        5,456          8,427         11,403           1,378
                                                             =========      =========      =========       =========

The accompanying notes form an integral part of these consolidated financial statements.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)


1.   ORGANIZATION AND PRINCIPAL ACTIVITIES

     Asia Fiber Holdings Limited (the "Company") was formerly known as Asia Resources Holdings Limited ("ARHL") which was incorporated in the State of Delaware, the United States of America and the shares of which are listed for trading on the United States Over-the-counter Bulletin Board. On March 14, 2000, ARHL changed its name to Asia Fiber Holdings Limited.

     Far Beyond Investments Limited ("FB") was incorporated in the British Virgin Islands on March 21, 1995 with limited liability. Its principal activity is to conduct activities through its subsidiary and its principal investment is a 70% equity interest in Harbin Asibao Chemical Fiber Co., Limited ("Asibao" or the "Joint Venture") and the principal activity of Asibao is the manufacture and sale of synthetic fiber products.

     Asibao was established as a Sino-foreign joint venture company in the People's Republic of China (the "PRC") between Heilongjiang Longdi Group Co., Limited ("HLG") (30%) and FB (70%) on October 18, 1995 with a tenure of 30 years from the date of the business licence. The tenure can be extended by agreement between the joint venture partners with the necessary approval from the relevant government agencies. The registered capital of Asibao is US$12 million, contributed by HLG as to US$3.60 million (approximately RMB29.88 million) and by FB as to US$8.40 million (approximately RMB69.72 million).

     On January 24, 2000, pursuant to an acquisition agreement dated September 10, 1999, FB merged with ARHL and became a wholly-owned subsidiary of ARHL. The transaction was executed as a reverse acquisition ("Reverse Acquisition") whereby all of the issued and outstanding shares of common stock of FB were exchanged for 88% of the aggregate issued and outstanding common stock of ARHL. For accounting purposes, this transaction has been treated as the issuance of the stock by FB for the net monetary assets of ARHL, accompanied by a recapitalization, with no goodwill or other intangible assets recorded. For financial reporting purposes, FB is considered the acquiror and therefore, the historical operating results of ARHL are not presented.

     On March 1, 2001, the Board of directors declared a 2.5 for 1 forward stock split of its common shares. The financial statements have been restated to give effect to the retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock, the par value of the additional shares arising from the split. In addition, all references in the financials statements to number of shares and per share amounts have been restated.

     On March 14, 2001, the authorized capital stock of the Company was decreased from 2,760,000,000 shares (consisting of 2,750,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock) to 85,000,000 shares (consisting of 75,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock).

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

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

3.   PRINCIPAL ACCOUNTING POLICIES

     (a)  BASIS OF CONSOLIDATION
          The consolidated financial statements include the accounts of the Company and its subsidiaries. The results of the subsidiary acquired during the year are consolidated from its acquisition date. All material intercompany balances and transactions have been eliminated on consolidation.

     (b)  CASH AND CASH EQUIVALENTS
          The Group considers cash and cash equivalents to include cash on hand and deposits with banks with original terms of maturity of three months or less at the date of acquisition.

          At December 31, 2000, cash and cash equivalents included foreign currency deposits equivalent to RMB1,727 (US$208) (1999: RMB4,521 (US$547)).

     (c)  INVENTORIES
          Inventories are stated at the lower of cost or market value. Cost is determined on the weighted average cost basis and, in the case of work in progress and finished goods, comprised of direct materials, direct labour and an appropriate portion of overhead.

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

          Plant, machinery and equipment         8 - 15 years
          Motor vehicles                         10 years

     (e)  INVESTMENT
          The unlisted equity investment, not being a subsidiary or company over which the Group is in a position to exercise significant influence or to control the financing and operating decisions, is accounted for by the cost method.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)


3.   PRINCIPAL ACCOUNTING POLICIES (continued)

     (f)  REVENUE RECOGNITION
          Sales represent the invoiced value of goods sold, net of returns and allowances. Revenue is recognised upon delivery of goods to customers.

     (g)  FOREIGN CURRENCY TRANSACTIONS
          The functional currency of substantially all the operations of the Group is Renminbi ("RMB"), the national currency of the PRC. The financial statements of operations with functional currency other than RMB have been translated into RMB using the respective applicable rates of exchange quoted by the People's Bank of China (the "Exchange Rates") prevailing at the dates of the transactions. Monetary assets and liabilities in US$ and other foreign currencies are translated using the applicable Exchange Rates at the respective balance sheet dates. The resulting exchange gains or losses are reported separately as a component of shareholders' equity.

          The financial records of Asibao are maintained in RMB. In preparing these financial statements, foreign currency transactions and monetary assets and liabilities of Asibao denominated in foreign currencies are translated into RMB using the applicable Exchange Rates. Monetary assets and liabilities denominated in foreign currencies are translated into RMB at the applicable Exchange Rates at the respective balance sheet dates. The resulting exchange gains or losses are credited or charged to the statements of income.

          Translation of amounts from RMB into US$ for the convenience of the reader has been made at the Exchange Rate on December 31, 2000 of US$1.00 = RMB8.27 and, accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 2000 or at any other date.

          The market risks associated with changes in exchange rates and the restriction over the convertibility of RMB into foreign currencies are discussed in note 17 to the financial statements.

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

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)


3.   PRINCIPAL ACCOUNTING POLICIES (continued)

     (j)  RETIREMENT BENEFITS
          The Group has a defined contribution retirement plan for the staff of Asibao. As stipulated by the regulations of the PRC Government, Asibao is required to make an annual contribution to an insurance company equivalent to 15% of its annual basic salaries paid to its PRC staff. All staff of Asibao are covered under the plan and upon retirement, the retired staff are entitled to a monthly pension payment borne by the above-mentioned insurance company under the plan. Asibao is not responsible for any payments beyond the contributions to the plan as noted above.

          The contributions to the retirement plan for the employees are charged to the statement of income as services are provided. The amounts of contribution paid by Asibao, which were charged to the consolidated statements of income, were RMB1,965 for the year ended December 31, 2000 (1999: RMB2,022 and 1998: RMB2,019).

     (k)  EARNINGS PER SHARE
          The calculation of earnings per share is based on the weighted average number of ordinary shares of 21,895,655, 21,895,655 and 24,685,538 outstanding during each of the years ended December 31, 1998, 1999 and 2000, respectively.

          The weighted average number of shares outstanding have been adjusted for the 2.5 for 1 forward stock split of common shares and as if the shares issued to the original shareholders of FB under the Reverse Acquisition had been completed as at January 1, 1998.

     (l)  USE OF ESTIMATES
          The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     (m)  DIVIDENDS PAYABLE
          Dividends payable represent dividends declared by Asibao payable to HLG, but unpaid at year end.

     (n)  COMPARATIVE AMOUNTS
          Certain comparative amounts have been reclassified to conform with the current year's presentation.


4.   FINANCIAL EXPENSES, NET



                                                   Year ended           Year ended           Year ended
                                                 December 31,         December 31,         December 31,
                                                         1998                 1999                 2000
                                                          RMB                  RMB                  RMB
         Interest expenses                            (16,129)             (13,495)             (11,452)
         Interest income                                5,434                8,515               19,752
         Foreign exchange gains, net                        1                    2                    -
                                                     --------             --------             --------

                                                      (10,694)              (4,978)               8,300
                                                     ========             ========             ========

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

5.   INCOME TAXES

     Pre-tax profit from continuing operations for the years ended December 31 was taxed in the following jurisdictions:


                                                                    Year ended           Year ended           Year ended
                                                                  December 31,         December 31,         December 31,
                                                                          1998                 1999                 2000
                                                                      RMB                  RMB                  RMB
         PRC                                                        54,941               54,576               54,187
         Other countries                                               (17)                (460)             (21,319)
                                                                    ------               ------               ------

                                                                    54,924               54,116               32,868
                                                                    ======               ======               ======

     The component of the provision for income taxes are as follows:


                                                                Year ended           Year ended           Year ended
                                                              December 31,         December 31,         December 31,
                                                                      1998                 1999                 2000
                                                                       RMB                  RMB                  RMB
         Current PRC income taxes, the amount in
             1999 including tax credit of RMB4,368
             received in 1999 but related to 1998                    4,368                   68                4,177
         Deferred income taxes                                         200                  200                  200
                                                                    ------               ------               ------

                                                                     4,568                  268                4,377
                                                                    ======               ======               ======

     It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America (the "USA"). Accordingly, no USA federal and state income taxes have been provided in these financial statements.

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

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)


5.   INCOME TAXES (continued)

     The year ended December 31, 2000 was the fifth profitable year and the income taxes were provided accordingly.

     A reconciliation between the actual income tax expense and income taxes computed by applying the statutory PRC tax rate applicable to foreign investment enterprises operating in the Harbin Development Zone in the PRC to the income before income taxes is as follows:


                                                                Year ended           Year ended           Year ended
                                                              December 31,         December 31,         December 31,
                                                                      1998                 1999                 2000
                                                                       RMB                  RMB                  RMB
         Statutory PRC income tax rate                                  15%                  15%                  15%

         Provision computed at statutory rate                        8,239                8,117                7,707
         Impact of tax holiday/benefit of Asibao
             (RMB0.16 (1999: RMB0.37 and
             1998: RMB0.18) per share based on
             24,685,538 (1999: 21,895,655 and 1998:
             21,895,655) ordinary shares)                           (4,040)              (8,120)              (3,951)
         Item which gives rise to no tax benefit:
             Net increase in valuation allowance                        --                   --                  344
             Non-deductible expenses                                   177                  198                  213
         Others                                                        192                   73                   64
                                                                     -----                -----                -----

         Provision for income taxes                                  4,568                  268                4,377
                                                                     =====                =====                =====

     The impact of tax holiday/benefit for the year ended December 31, 1998 and 2000 represented the 50% reduction of income taxes granted by the local tax bureau in the PRC to Asibao.

     In addition to the 50% reduction of income taxes for the year ended December 31, 1999, the impact of tax holiday/benefit for that year included a tax credit received in 1999 for the year ended December 31, 1998 for which Asibao was successful in claiming from the local tax bureau during 1999.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)


5.   INCOME TAXES (continued)

     The deferred tax asset of the Group is comprised of the following:

                                                                                         Year ended           Year ended
                                                                                       December 31,         December 31,
                                                                                               1999                 2000
                                                                                       ---------------      ------------
                                                                                            RMB                  RMB
         Deferred tax asset:
           Temporary differences on revaluation of fixed assets
              between Asibao's PRC financial statements for tax purposes
              and its US GAAP financial statements                                        2,042                1,842
           Net operating loss carryforwards                                                  --                  344
           Less: Valuation allowance for deferred tax asset                                  --                 (344)
                                                                                         -------               ------

                                                                                          2,042                1,842
                                                                                         ======               ======

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately RMB157,447 at December 31, 2000. Because those earnings are considered to be permanently invested, no provision for U.S. federal and state income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

     At December 31, 2000, the Company had net operating loss carryforwards ("NOLs") of approximately RMB2,292 million for U.S. income tax purposes.


6.   TRADE RECEIVABLES

                                                                                           1999                 2000
                                                                                            RMB                  RMB
         Trade receivables                                                               68,996               70,199
         Less: Provision for doubtful debts                                             (12,128)             (12,128)
                                                                                        -------              -------

                                                                                         56,868               58,071
                                                                                        =======              =======

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)


6.   TRADE RECEIVABLES (continued)


                                                                Year ended           Year ended           Year ended
                                                              December 31,         December 31,         December 31,
                                                                      1998                 1999                 2000
                                                                       RMB                  RMB                  RMB
         Movement of provision for doubtful debts:
            Balance at beginning of year                                 -                    -               12,128
            Provision for the year                                       -               12,128                    -
                                                                    ------               ------               ------

         Balance at end of year                                          -               12,128               12,128
                                                                    ======               ======               ======


7.   INVENTORIES

                                                                                           1999                 2000
                                                                                            RMB                  RMB
         Raw materials                                                                   21,453                3,926
         Work in progress                                                                 2,480                6,695
         Finished goods                                                                   4,763               18,139
                                                                                         ------               ------
                                                                                         28,696               28,760

         Less: Provision for inventories                                                 (1,907)                (393)
                                                                                         ------               ------

                                                                                         26,789               28,367
                                                                                         ======               ======

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)


8.   FIXED ASSETS


                                                                                           1999                 2000
                                                                                            RMB                  RMB
         Cost:
             Plant, machinery and equipment                                             188,226              188,803
             Motor vehicles                                                               1,418                1,418
                                                                                        -------              -------
                                                                                        189,644              190,221

         Accumulated depreciation                                                       (56,002)             (69,569)
                                                                                        -------              -------

         Net book value                                                                 133,642              120,652
                                                                                        =======              =======

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)


9.  COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

     As of January 24, 2000, 597,133 shares of common stock of par value of US$0.01 each were outstanding to the then existing shareholders of the Company.

     As of the same date, 8,757,951 shares of common stock of par value US$0.01 each were allotted to the then shareholders of FB pursuant to the Reverse Acquisition set out in note 1 to the consolidated financial statements.

     As of the same date, 597,133 shares of common stock of par value of US$0.01 each were allotted to the financial advisor as the return for the services rendered for the Reverse Acquisition. Such shares of common stock are stated at market value as at the date of issuance.

     On March 1, 2001, the Company announced a 2.5 for 1 stock split of its shares of common stock.

10.  RELATED PARTY BALANCES AND TRANSACTIONS

     The Group's amounts due from/to related companies owned and/or controlled by HLG comprise:

                                                                                           1999                 2000
                                                                                            RMB                  RMB
         Due from related companies:
             Heilongjiang North Chemical Fiber Company
                 ("North Chemical")                                                      10,503                    -
             Heilongjiang Longdi Economic Trading Co. Ltd.                               18,058                4,268
             Harbin Hua Jia Construction Materials Co. Ltd.                                 600                  600
             Heilongjiang Longdi Weaving Factory                                              -                  316
                                                                                        -------              -------

                                                                                         29,161                5,184
                                                                                        =======              =======

         Due from a minority joint venture partner - HLG                                261,070              359,762
                                                                                        =======              =======

         Due to related companies:
             Heilongjiang Dragon Rising Chemical Fiber
                 Company ("Dragon Rising")                                                8,488               35,017
             Heilongjiang Dragon Flying Chemical Fiber
                 Company ("Dragon Flying")                                                1,816               23,983
             North Chemical                                                                   -               13,481
             Heilongjiang Longdi Staff's Family Members
                 Factory ("Factory")                                                      1,794                    -
                                                                                        -------              -------

                                                                                         12,098               72,481
                                                                                        =======              =======

     Except for the balance with HLG which bears interest at the prevailing 3-month bank loans interest rate in the PRC, the balances with the above related companies and a director are unsecured and interest-free. The average interest rate charged by HLG for current year is 5.36% (1999:
     6.12%).

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)


11.  RELATED PARTY BALANCES AND TRANSACTIONS (continued)

     A significant portion of transactions undertaken by the Group has been effected with HLG and companies owned and/or controlled by HLG, as follows:

     (a)  PURCHASES OF POLYESTER CHIPS

          Pursuant to a purchase agreement dated January 10, 1996 between Longdi and Asibao, Longdi agreed to guarantee the supply of polyester chips, to Asibao at a 5% - 10% discount to the prevailing market prices offered to other purchasers of polyester chips with a first right of refusal to Asibao. The discount was agreed based on mutual negotiation and after taking into account the savings in transportation costs (excluding packaging costs) and wastage on transportation. In addition, an additional 3% discount was also granted by Longdi to allow for savings of packaging materials as a result of the reduced distance of transportation. The polyester chips purchased from Longdi or its subsidiary, Harbin Long Xing Chemical Fiber Co. Ltd., through HLG in 2000 amounted to RMB341,899 (1999: RMB239,053 and 1998:
          RMB260,247).

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

     (c)  Other transactions with related companies are summarized as follows:

                                                               Year ended       Year ended        Year ended
                                                             December 31,     December 31,      December 31,
                                                                     1998             1999              2000
                                                                      RMB              RMB               RMB
          Sales of finished goods to HLG                            7,146           15,245            54,705
          Sales of finished goods to Dragon Rising                  2,889            2,667             1,959
          Sales of finished goods to North  Chemical                    -                -             4,473
          Sales of finished goods to Factory                          326                -                 -
          Sales of finished goods to Heiongjiang
              Longdi Packaging Co. Ltd.                                 -                -             2,880
          Sales of fixed assets to HLG                                  -           47,218                 -
          Interest income charged to HLG                            5,242            8,360            19,583
          Purchase of raw materials from HLG                      (14,794)          (6,522)          (37,813)
          Purchase of raw materials
              from Dragon Rising                                        -           (1,581)             (267)
          Purchase of finished goods
             from Dragon Flying                                         -           (2,877)           (5,380)
          Purchase of finished goods from HLG                           -          (15,467)           (8,928)
          Utilities charged by HLG                                (23,941)         (26,409)          (27,431)
                                                                  =======          =======           =======

     (d) Amount due to a director represents amount paid by a director on behalf of the Group and the unpaid director's salary. This amount has no stated repayment term and is interest-free.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)


12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                Year ended           Year ended           Year ended
                                                              December 31,         December 31,         December 31,
                                                                      1998                 1999                 2000
                                                                       RMB                  RMB                  RMB
         Cash paid during the year for:
             Interest expenses                                      16,129               13,495               11,452
                                                                    ======               ======               ======

             Income taxes paid                                       1,900                2,000                3,886
                                                                    ======               ======               ======


13.  RESERVES AND DISTRIBUTION OF PROFITS

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

     The appropriations to general reserve and enterprise expansion reserve attributable to the Company totalling RMB19,451 were reflected as reserves in the consolidated balance sheet as at December 31, 2000 (1999: 15,845 and 1998: RMB11,637).

     The staff bonus and welfare reserve are set aside for the provision of bonus and welfare benefits to the employees of Asibao. In accordance with US GAAP, the amounts designated for payments of staff bonus and welfare benefits to employees have been charged to income before arriving at the net consolidated income. The staff bonus and welfare benefits to employees charged to the statement of income amounted to RMB515 for the year ended December 31, 2000 (1999: RMB601 and 1998: RMB539).

     As described in note 2 to the consolidated financial statements, the net income as reported in the US GAAP financial statements differs from that reported in the statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the statutory financial statements. At December 31, 2000, the Group's share of the distributable profits of Asibao amounted to RMB175,584 (1999: RMB143,486).

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)


14.  COMMITMENTS AND CONTINGENCIES

     As at December 31, 2000, the Group had the following commitments:

     (i) The future minimum payments under the operating leases with HLG for factories and office buildings located in the PRC for a period of 15 years commencing on January 1, 1996 are as follows:

                                                                RMB
                  Payable in:
                      2001                                    1,004
                      2002                                    1,004
                      2003                                    1,004
                      2004                                    1,004
                      2005                                    1,004
                      Thereafter                              5,020
                                                             ------

                  Total minimum lease payments               10,040
                                                             ======

          Rental expense under the operating leases for the year ended December 31, 2000 amounted to RMB1,004 (1999: RMB1,004 and 1998: RMB1,004).

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)


15.  FOREIGN CURRENCY EXCHANGE

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

     The Exchange Rates at December 31, 1998, 1999 and 2000 were US$1: RMB8.28, US$1: RMB8.27 and US$1: RMB8.27, respectively.


16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     It was not practicable to estimate the fair values of the Group's cost method investment in non-traded investments because of the lack of quoted market prices and the inability to estimate fair values without incurring excessive costs. The carrying amounts of RMB13,995 at December 31, 2000 represent the Group's best estimates of current economic values of this investment.

     The carrying amounts of the bank loans approximate their fair value based on the borrowing rates currently available for bank loans with similar terms and average maturity.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)


17.  CONCENTRATION OF CREDIT RISKS

     The financial instruments which potentially subject the Group to a significant concentration of credit risk consist are principally the following:

     (i)  Cash deposits

          The Group places its cash deposits with various PRC State-owned banks.

     (ii) Trade receivables

          The Group manufactures and sells synthetic fiber products to garment manufacturers in the PRC. Concentration of credit risks with respect to trade receivables is limited due to the large number of entities comprising the Group's customer base.

          Management considers that the Group's current customers are generally creditworthy and credit is extended based on an evaluation of the customers' financial conditions and, therefore, generally collateral is not required.

          As of December 31, 2000, trade receivables totalled RMB58,071 (1999:
          RMB56,868) and are generally due within 60 days.

    (iii) Bills receivable

          As of December 31, 2000, bills receivable amounted to RMB6,889 (1999:
          RMB1,300) and their collectability was guaranteed by banks. The bills receivable have normal terms of maturity of four to six months.

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

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)


18.  CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

     The Group's operating assets and primary source of income and cash flows are located in the PRC, and may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past 22 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social conditions. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

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

     Currently, a large proportion of the Group's revenue comes from the sales of synthetic fiber products manufactured in the PRC, which is vulnerable to an increase in the level of competition or a change in the supply and demand relationship in the synthetic fiber industry in the PRC.


19.  SEGMENT FINANCIAL INFORMATION

     The Group is engaged in the manufacture and sale of synthetic fiber products. Its assets, operations and customer base are principally within the PRC.

20.  SUMMARIZED QUARTERLY DATA (UNAUDITED)

     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2000 and 1999 is as follows (Amounts in thousands, except per share data):

                                      1st quarter       2nd quarter       3rd quarter       4th quarter
                                              RMB               RMB               RMB               RMB

2000
Revenue                                 104,676           154,132           156,664           123,021
Gross profit/(loss)(1)                   23,342            20,234            (7,003)           26,014
Operating income/(loss)(1)               (1,240)           17,087            (8,660)           25,681
Net income/(loss)(1)                     (7,758)           10,768            (5,831)           15,361
Basic and diluted net earnings
   /(loss) per common share(3)            (0.34)             0.43             (0.23)             0.62

1999
Revenue                                 104,278            64,577           139,543           143,820
Gross profit                             19,172             7,142            22,311            39,419
Operating income/(loss)(2)                9,232            (1,209)           15,985            30,108
Net income/(loss)(2)                      6,367              (945)           11,154            19,971
Basic and diluted net earnings
   /(loss) per common share(3)             0.29             (0.04)             0.51              0.91

(1) The operating loss and net loss for the first quarter was restated due to inclusion of transaction costs in relation to the reverse acquisition.

     The gross loss, operating loss and net loss in the third quarter was mainly attributable to an increase in purchase price of raw materials which was in turn resulted from the increase in oil price.

(2) The operating income and net income was comparatively lower in the first two quarters due to the effect of temporary suspension of a production plant of polyester filaments from August 1998 to the third quarter of 1999.

(3) Earning/(loss) per common share are computed independently for each quarter based on the respective average shares outstanding with adjustment stated in note 1 to the financial statements. Therefore, the sum of the quarterly net earnings/(loss) per common share amounts may not equal to the annual amounts reported.