Form 10KSB/A
period 2000-12-31
ASIA FIBER HOLDINGS LTD
filed 2001-04-30
CIK 357434

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

RESULTS OF OPERATIONS

     The following table shows the selected consolidated income statement data of the Company and its subsidiaries for the three fiscal years ended December 31, 1998, 1999 and 2000. The data should be read in conjunction with, and qualified in their entirety by reference to, the Consolidated Financial Statements of the Company and related Notes thereto and other financial information included elsewhere therein:


--------------------------------------------------------------------------------------------------------
                                                                 Year Ended December 31,

                                                       1998           1999           2000          2000
(In thousands)                                        (RMB)          (RMB)          (RMB)        (US $)
--------------------------------------------------------------------------------------------------------

Sales                                               460,448        452,218        538,493        65,093

Cost of sales                                      (375,559)      (364,174)      (475,816)      (57,516)
                                              --------------  ------------- -------------- -------------

Gross profit                                         84,889         88,044         62,677         7,577

Gross profit margin                                    18.4%          19.5%          11.6%         11.6%

Other income                                              -            913              -             -

Selling and administrative expenses                 (19,271)       (29,863)       (19,598)       (2,369)

Financial income/(expenses), net                    (10,694)        (4,978)         8,300         1,003

                                              --------------  ------------- -------------- -------------

Income before income taxes                           54,924         54,116         32,868         6,211

Income taxes                                         (4,568)          (268)        (4,377)         (529)
                                              --------------  ------------- -------------- -------------

Income before minority interests                     50,356         53,848         28,491         5,682

Minority interests                                  (16,502)       (17,301)       (15,951)       (1,928)
                                              --------------  ------------- -------------- -------------

Net income                                           33,854         36,547         12,540         3,754
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

Dated: April 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:      Rui Min Zhao                                                           Dated: April 30, 2001
         -----------------------------------
         Rui Min Zhao
         President and Vice Chairman of the Board

By:      /s/ Feng Jie Liu                                                       Dated: April 30, 2001
         -----------------------------------
         Feng Jie Liu
         Chief Financial Officer and Director
         (principal financial and accounting officer)

By:      /s/ Lung Po Ching                                                      Dated: April 30, 2001
         -----------------------------------
         Lung Po Ching
         Chairman of the Board

By:      /s/ Ming Xue Liu                                                       Dated: April 30, 2001
         -----------------------------------
         Ming Xue Liu
         Vice President and Director

By:      /s/ Wan Wai On                                                         Dated: April 30, 2001
         -----------------------------------
         Wan Wai On
         Secretary and Director

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