Form 10QSB
period 2001-03-31
ASIA FIBER HOLDINGS LTD
filed 2001-05-21
CIK 357434

U.S. SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:	Commission File Number:
March 31, 2001	1-8334

ASIA FIBER HOLDINGS LIMITED
(Exact name of Registrant as specified in its charter)

DELAWARE	75-1071589
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

Room 2105, 21/F , West Tower
Shun Tak Centre
200 Connaughy Road C.
Sheung Wan, Hong Kong
(Address of Principal Executive Offices)	(Zip Code)

(852) 2810-6226
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

Yes  ☒     No  ☐

The number of shares of Common Stock, par value $ .01 per share, outstanding as of  March 31, 2001 is 30,244,284.

Transitional Small Business Disclosure Format (check one):   Yes  ☐   No  ☒

ASIA FIBER HOLDINGS LTD.

INDEX TO FORM 10-QSB

March 31, 2001

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Amounts in thousands, except share and per share data)

		Three Months Ended March 31,
		2001	2000	2001
	Note	RMB	RMB	US$

SALES		88,915	104,676	10,738

COST OF SALES, including raw materials purchased from related parties of RMB 53,414 and RMB 52,685; utility charges paid to related parties of RMB 6,056 and RMB 4,530; rental expenses for leasing of plant and machinery from related parties of RMB 251 and RMB 251 for 2000 and 2001, respectively		(75,558)	(81,334)	(9,125)
GROSS PROFIT		13,357	23,342	1,613

SELLING AND ADMINISTRATIVE EXPENSES		(4,314)	(5,004)	(521)

FINANCIAL INCOME/(EXPENSES), NET, including interest income from related party of RMB 2,989 and RMB 3,939 in 2000 and 2001, respectively		1,039	(1,067)	126

INCOME BEFORE INCOME TAXES		10,082	17,271	1,218

INCOME TAXES		(849)	(1,387)	(103)

INCOME BEFORE MINORITY INTERESTS		9,233	15,884	1,115

MINORITY INTERESTS		(3,195)	(5,131)	(386)

NET INCOME		6,038	10,753	729

BASIC AND DILUTED EARNINGS PER SHARE	8	0.24	0.44	0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8	24,881,319	24,486,872	24,881,319

See notes to condensed consolidated financial statements.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2001 AND DECEMBER 31, 2000
(Amounts in thousands, except share and per share data)

		March 31,	December 31,	March 31,
		2001	2000	2001
		RMB	RMB	US$
	Notes	(Unaudited)		(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents		8,768	11,403	1,059
Trade receivables		46,747	58,071	5,646
Bills receivable		4,798	6,889	579
Other receivables and prepayments		2,018	285	244
Inventories	2	75,422	28,367	9,109
Amount due from a minority joint venture partner		333,364	359,762	40,261
Amounts due from related companies		4,612	5,184	557
TOTAL CURRENT ASSETS		475,729	469,961	57,455
FIXED ASSETS	3	117,341	120,652	14,172
INVESTMENT		13,995	13,995	1,690
DEFERRED INCOME TAXES		1,792	1,842	216
TOTAL ASSETS		608,857	606,450	73,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank loans		178,100	181,600	21,510
Accounts payable		455	455	55
Deposits from customers	4	11,029	16,183	1,332
Accrued liabilities and other payables		9,136	8,438	1,103
Value-added tax payable	5	459	12,951	56
Amount due to a director		6,812	6,503	823
Amounts due to related companies	6	84,987	72,481	10,264
Income taxes payable		1,626	827	196
Dividend payable		33,717	33,717	4,072
TOTAL CURRENT LIABILITIES		326,321	333,155	39,411

MINORITY INTERESTS		27,378	24,183	3,306

TOTAL LIABILITIES AND MINORITY INTERESTS		353,699	357,338	42,717

SHAREHOLDERS’ EQUITY
Preferred stock, par value of US$0.01 each Authorized: 10,000,000 shares in 2001 and 2000
Common stock, par value of US$0.01 each Authorized: 75,000,000 shares in 2001 and 2000 Issued and outstanding – 24,881,319 shares in 2001 and 2000	7	2,057	2,057	248
Additional paid-in capital	7	69,738	69,738	8,422
Reserves		19,451	19,451	2,349
Retained earnings		163,485	157,447	19,745
Accumulated other comprehensive income		427	419	52
TOTAL SHAREHOLDERS’ EQUITY		255,158	249,112	30,816

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		608,857	606,450	73,533

Translations of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People’s Bank of China on March 31, 2001 of US$1.00 = RMB8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 2001 or at any other certain rate.

See notes to condensed consolidated financial statements.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(Amounts in thousands)

					Accumulated
		Additional			other
	Common	paid-in		Retained	comprehensive
	stock	capital	Reserves	earnings	income	Total
	RMB	RMB	RMB	RMB	RMB	RMB

Balance at January 1, 2001	2,057	69,738	19,451	157,447	419	249,112

Net income for the period	-	-	-	6,038	-	6,038
Currency translation adjustments	-	-	-	-	8	8
Comprehensive income:						6,046

Balance at March 31, 2001	2,057	69,738	19,451	163,485	427	255,158

Translations of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People’s Bank of China on March 31, 2001 of US$1.00 = RMB8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 2001 or at any other certain rate.

See notes to condensed consolidated financial statements.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Amounts in thousands)

	Three months ended March 31,
	2001	2000	2001
	RMB	RMB	US$

Net cash provided by/(used in) operating activities	(25,468)	47,465	(3,076)

INVESTING ACTIVITIES
Purchases of fixed assets	(65)	(103)	(8)
Advances to a minority joint venture partner	-	(42,767)	-
Repayment from a minority joint venture partner	26,398	-	3,188
Net cash provided by/(used in) investing activities	26,333	(42,870)	3,180

FINANCING ACTIVITIES
Proceeds from bank borrowings	-	5,000	-
Repayments of bank borrowings	(3,500)	-	(422)
New issue shares for reverse acquisition	-	1,242	-
Net cash provided by/(used in) financing activities	(3,500)	6,242	(422)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,635)	10,837	(318)

Cash and cash equivalent, at beginning of period	11,403	8,427	1,377

Cash and cash equivalent, at end of period	8,768	19,264	1,059

See notes to condensed consolidated financial statements.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands)

1.          BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Asia Fiber Holdings Limited and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000.

2.          INVENTORIES

	March 31,	December 31,
	2001	2000
	RMB	RMB

Raw materials	27,647	3,926
Work in progress	12,204	6,695
Finished goods	35,964	18,139
	75,815	28,760
Less: Provision for inventories	(393)	(393)
	75,422	28,367

3.          FIXED ASSETS

	March 31,	December 31,
	2001	2000
	RMB	RMB

At cost:
Plant, machinery and equipment	188,868	188,803
Motor vehicles	1,418	1,418
	190,286	190,221

Accumulated depreciation	(72,945)	(69,569)
Net book value	117,341	120,652

4.          DEPOSITS FROM CUSTOMERS

The balance represents the money received in advance from customers for scheduled deliveries.

5.          VALUE-ADDED TAX PAYABLE

The balance represents the value-added tax payable to the tax authority for the People's Republic of China.

6.          AMOUNTS DUE TO RELATED COMPANIES

The group's amounts due to related companies owned and/or controlled by Heilongjiang Longdi Group Co., Limited ("HLG") comprise:
	March 31,	December 31,
	2001	2000
	RMB	RMB
Heilongjiang Dragon Rising Chemical Fiber Company	39,884	35,017
Heilongjiang Dragon Flying Chemical Fiber Company	28,474	23,983
Heilongjiang North Chemical Fiber Company	16,629	13,481
	84,987	72,481

The balances with the above related companies are unsecured and interest-free.

7.          COMMON STOCK AND ADDITIONAL PAID IN CAPITAL

On March 14, 2000, the authorized capital stock of the Company was decreased from 2,760,000,000 shares (consisting of 2,750,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock) to 85,000,000 shares (consisting of 75,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock).

On March 1, 2001, the Board of directors of the Company declared a 2.5 for 1 forward stock split of its common shares. The unaudited condensed consolidated financial statements have been restated to give effect to the retroactive recognition to the stock split in prior period by reclassifying from additional paid-in capital to common stock, the par value of the additional shares arising from the split. In addition, all references in the unaudited condensed consolidated financial statements to number of shares and per share amounts have been restated.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

             The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months ended March 31, 2001 and 2000. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

             The discussions below are presented in the Company’s primary operating currency, which is the Renminbi Yuan (“RMB”). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People’s Bank of China on March 31, 2001. No representation has been made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)	Three months ended March 31,
	2001	2000
	RMB	RMB

Sales	88,915	104,676
Cost of sales	(75,558)	(81,334)
Gross profit	13,357	23,342
Gross profit margin (%)	15.0	22.3

Income before income taxes	10,082	17,271
Income taxes	(849)	(1,387)
Income before minority interests	9,233	15,884
Minority interests	(3,195)	(5,131)
Net income	6,038	10,753

             SALES AND GROSS PROFIT MARGIN

             Total sales for the first quarter of 2001 decreased by RMB15.8 million (US$1.9 milion) or 15.1% to RMB88.9 million (US$10.7 million), compared to RMB104.7 million (US$12.6 million) for corresponding period in 2000.The decrease was mainly due to the decrease in selling price of polyester staple fiber by approximately 6% in order to maintain the Company’s competitiveness in the polyester market while the selling price of other polyester fiber products remained relatively stable. In addition, sales volume decreased by approximately 2% in 2001 compared to that of the corresponding period in 2000 as a large amount of finished products were not delivered to the customers as at March 31, 2001. The decrease in sales was also contributed to by a decrease in sales of sub-standard fiber for the current period. Gross profit margin decreased from 22.3% for the first quarter of 2000 to 15.0% for the corresponding period in 2001. The decrease in gross profit margin was mainly attributable to a decrease in the selling price of polyester staple fiber and an increase in purchase price of polyester chip (a major raw material), resulting from an increase in the oil price. The cost of polyester chip accounted for over 80% of total cost of sales of the Company’s products.  The selling prices of fiber and the cost of polyester chips are stablized in the second quarter of 2001.

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

             Selling and administrative expenses decreased by RMB690,000 (US$83,000) or 13.8% to RMB4.3 million (US$521,000) for the first quarter of 2001 from RMB5.0 million (US$604,000) for the corresponding period in 2000. The decrease was mainly due to a decrease in sales commissions and the legal and professional fees. The legal and professional fees incurred for the reverse takeover did not recur in current period as it was completed in January 2000.

FINANCIAL INCOME/(EXPENSE), NET

             Net financial expense for the first quarter of 2000 was RMB1.1 million (US$129,000) while net financial income for the first quarter of 2001 was RMB1.0 million (US$126,000). The increase in net financial income was mainly attributable to an increase in interest income earned on the amount due from Heilongjiang Longdi Group Co., Ltd., the minority shareholder of Harbin Asibao Chemical Fiber Co. Limited (“Asibao”) and a decrease in average interest rates on short term bank loans.

INCOME TAXES

             The Company, through Far Beyond, owns a 70% interest in Asibao which is governed by the Income Tax Laws of the PRC. Being a Sino-foreign joint venture established in the Harbin Economic Development Zone and being awarded the status of “advanced technology enterprise,” Asibao was exempted from income taxes for a period of three years commencing from its first profitable year and is entitled to a preferential income tax rate of 15% for the remaining years of the Joint Venture with a 50% reduction for three consecutive years commencing from its fourth profitable year.  The years 2000 and 2001 are the fifth and sixth profitable years, respectively, and the income taxes are provided accordingly.

MINORITY INTEREST

             Minority interest for the first quarter of 2000 was RMB5.1 million (US$620,000) compared to the first quarter of 2001 which was RMB3.2 million (US$386,000). The decrease in minority interest was mainly attributable to a decrease in net income of Harbin Asibao Chemical Fiber Co., Limited, one of the Company's subsidiaries, in which HLG holds a 30% interest.

LIQUIDITY AND CAPITAL RESOURCES

             The Company’s and its subsidiaries’ primary liquidity needs are to fund inventories and trade receivables and to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash and bank borrowings.

             The Company had a working capital surplus of approximately RMB149 million (US$18.0 million) as of March 31, 2001, compared to that of approximately RMB137 million (US$16.5 million) as of December 31, 2000. Net cash used in operating activities for the three months ended March 31, 2001 was approximately RMB25.5 million (US$3.1 million), which was mainly due to an increase in inventories and amounts due to related companies; decrease in trade and bills receivable and deposit from customers; and settlement of value-added tax payable during the period, as compared to net cash provided by operating activities of RMB47.5 million (US$5.7 million) for the corresponding period in 2000. Net cash flows from the Company’s operating activities are attributable to the Company’s income and changes in operating assets and liabilities.

             There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 2000. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

None

(b) Reports on Form 8-K:

None.

SIGNATURES

             In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 17, 2001
ASIA FIBER HOLDINGS LIMITED

By:	/s/	Lung Po Ching
Lung Po Ching, Chairman