Form 10QSB/A
period 2001-03-31
ASIA FIBER HOLDINGS LTD
filed 2001-07-17
CIK 357434

U.S. SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Yes  ☒     No  ☐

The number of shares of Common Stock, par value $ .01 per share, outstanding as of  March 31, 2001 is 24,881,319.

Transitional Small Business Disclosure Format (check one):   Yes  ☐   No  ☒

SIGNATURES

             In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 16, 2001
ASIA FIBER HOLDINGS LIMITED

By:	/s/	Lung Po Ching
Lung Po Ching, Chairman