Form 10QSB
period 2001-06-30
ASIA FIBER HOLDINGS LTD
filed 2001-08-20
CIK 357434

U.S. SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: June 30, 2001

Commission File Number: 1-8334

ASIA FIBER HOLDINGS LIMITED

(Exact name of Registrant as specified in its charter)

DELAWARE	75-1071589

(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

Room 2105, 21/F, West Tower Shun Tak Centre 200 Connaught Road C. Sheung Wan, Hong Kong

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

Yes ☒  No  ☐

The number of shares of Common Stock, par value $.01 per share, outstanding as of March 31, 2001 is 24,881,319.

Transitional Small Business Disclosure Format (check one):  Yes  ☐  No  ☒

ASIA FIBER HOLDINGS LTD.

INDEX TO FORM 10-QSB

June 30, 2001

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,			Six Months Ended June 30,

	2001	2000	2001	2001	2000	2001

	RMB	RMB	US$	RMB	RMB	US$

SALES	103,199	154,132	12,463	192,114	258,808	23,202

COST OF SALES*	(88,458)	(133,808)	(10,683)	(164,016)	(215,142)	(19,809)

GROSS PROFIT	14,741	20,324	1,780	28,098	43,666	3,393

SELLING AND ADMINISTRATIVE EXPENSES	(3,924)	(5,399)	(474)	(8,238)	(10,403)	(995)

FINANCIAL INCOME/(EXPENSES), NET#	(753)	2,162	(91)	286	1,095	35

INCOME BEFORE INCOME TAXES	10,064	17,087	1,215	20,146	34,358	2,433

INCOME TAXES	(862)	(1,344)	(104)	(1,711)	(2,731)	(207)

INCOME BEFORE MINORITY INTERESTS	9,202	15,743	1,111	18,435	31,627	2,226

MINORITY INTERESTS	(3,242)	(4,975)	(391)	(6,437)	(10,106)	(777)

NET INCOME	5,960	10,768	720	11,998	21,521	1,449

BASIC AND DILUTED EARNINGS PER SHARE	0.24	0.43	0.03	0.48	0.87	0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,881,319	24,880,585	24,881,319	24,881,319	24,683,727	24,881,319

* including:	RMB	RMB	US$	RMB	RMB	US$
Raw materials purchased from related parties	62,787	89,916	7,583	115,472	143,330	13,966
Utility charges paid to related parties	3,643	3,481	440	8,173	8,537	987
Rental expenses for leasing of plant and machinery from related parties	251	251	30	502	502	61

# Interest income from
-related party	4,303	5,037	520	8,242	8,026	995
-others	35	31	4	67	58	8

Total interest income	4,338	5,068	524	8,309	8,084	1,003
Interest expenses	(5,091)	(2,906)	(615)	(8,023)	(6,989)	(968)

Financial income/(expenses), net	(753)	2,162	(91)	286	1,095	35

See notes to condensed consolidated financial statements. ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
(Amounts in thousands, except share and per share data)

	Notes	June 30, 2001 RMB (Unaudited)	December 31, 2000 RMB	June 30, 2001 US$ (Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents		10,551	11,403	1,274
Trade receivables		50,779	58,071	6,133
Bills receivable		50	6,889	6
Other receivables and prepayments		301	285	36
Inventories	2	55,504	28,367	6,704
Amount due from a minority joint venture partner		442,722	359,762	53,469
Amounts due from related companies		4,612	5,184	557

TOTAL CURRENT ASSETS		564,519	469,961	68,179
FIXED ASSETS	3	114,355	120,652	13,811
INVESTMENT		13,995	13,995	1,690
DEFERRED INCOME TAXES		1,742	1,842	210

TOTAL ASSETS		694,611	606,450	83,890

LIABILITIES AND SHAREHOLDERS’ EQUITY CURRENT LIABILITIES:
Bank loans	4	240,600	181,600	29,058
Accounts payable		176	455	21
Deposits from customers	5	11,915	16,183	1,439
Accrued liabilities and other payables		9,752	8,438	1,178
Value-added tax payable	6	6,599	12.951	797
Amount due to a director		6,685	6,503	807
Amounts due to related companies	7	91,820	72,481	11,089
Income taxes payable		1,611	827	195
Dividend payable		33,717	33,717	4,072

TOTAL CURRENT LIABILITIES		402,875	333,155	48,656

MINORITY INTERESTS		30,620	24,183	3,698

TOTAL LIABILITIES AND MINORITY INTERESTS		433,495	357,338	52,354

SHAREHOLDERS’ EQUITY
Preferred stock, par value of US$0.01 each authorized: 10,000,000 shares in 2001 and 2000
Common stock, par value of US$0.01 each authorized: 75,000,000 shares in 2001 and 2000 issued and outstanding – 24,881,319 shares in 2001 and 2000	8	2,057	2,057	248
Additional paid-in capital	8	69,738	69,738	8,423
Reserves		19,451	19,451	2,349
Retained earnings		169,445	157,447	20,464
Accumulated other comprehensive income	9	425	419	52

TOTAL SHAREHOLDERS’ EQUITY		261,116	249,112	31,536

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		694,611	606,450	83,890

Translations of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People’s Bank of China on June 30, 2001 of US$1.00 = RMB8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 2001 or at any other certain rate.

See notes to condensed consolidated financial statements.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(Amounts in thousands)

	Common stock RMB	Additional paid-in capital RMB	Reserves RMB	Retained earnings RMB	Accumulated other comprehensive income RMB	Total RMB

Balance at January 1, 2001	2,057	69,738	19,451	157,447	419	249,112

Net income for the period	-	-	-	11,998	-	11,998
Currency translation adjustments	-	-	-	-	6	6

Comprehensive income						12,004

Balance at June 30, 2001	2,057	69,738	19,451	169,445	425	261,116

Translations of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People’s Bank of China on June 30, 2001 of US$1.00 = RMB8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 2001 or at any other certain rate.

See notes to condensed consolidated financial statements.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Amounts in thousands)

	Six months ended June 30,

	2001	2000	2001

	RMB	RMB	US$

Net cash provided by operating activities	23,531	83,968	2,842

INVESTING ACTIVITIES
Purchases of fixed assets	(423)	(153)	(51)
Advances to a minority joint venture partner	(82,960)	(84,925)	(10,020)

Net cash used in investing activities	(83,383)	(85,078)	(10,071)

FINANCING ACTIVITIES
Proceeds from bank borrowings	60,000	5,000	7,246
Repayments of bank borrowings	(1,000)	(3,000)	(120)
New issue shares for reverse acquisition	-	1,242	-

Net cash provided by financing activities	59,000	3,242	7,126

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(852)	2,132	(103)
Cash and cash equivalent, at beginning of period	11,403	8,427	1,377

Cash and cash equivalent, at end of period	10,551	10,559	1,274

See notes to condensed consolidated financial statements.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Amounts in thousands)

1.          BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Asia Fiber Holdings Limited and Subsidiaries’ annual report on Form 10-KSB for the year ended December 31, 2000.

2.          INVENTORIES

	June 30, 2001 RMB	December 31, 2000 RMB

Raw materials	28,914	3,926
Work in progress	3,208	6,695
Finished goods	23,775	18,139

	55,897	28,760
Less: Provision for inventories	(393)	(393)

	55,504	28,367

3.          FIXED ASSETS

	June 30, 2001 RMB	December 31, 2000 RMB

At cost:
Plant, machinery and equipment	189,226	188,803
Motor vehicles	1,418	1,418

	190,644	190,221

Accumulated depreciation	(76,289)	(69,569)

Net book value	114,355	120,652

4.          BANK LOANS

During the current quarter, the Group had borrowed two bank loans totalling RMB60,000 repayable within one year. The interest rates for these bank loans range from 5.85% to 6.14% per annum.

5.          DEPOSITS FROM CUSTOMERS

The balance represented the money received in advance from customers for scheduled deliveries.

6.          VALUE-ADDED TAX PAYABLE

The balance represented the value-added tax payable to the tax authority of the People’s Republic of China.

7.          AMOUNTS DUE TO RELATED COMPANIES

The group’s amounts due to related companies owned and/or controlled by Heilongjiang Longdi Group Co., Limited (“HLG”) comprise:
	June 30, 2001 RMB	December 31, 2000 RMB

Heilongjiang Dragon Rising Chemical Fiber Company	44,399	35,017
Heilongjiang Dragon Flying Chemical Fiber Company	30,973	23,983
Heilongjiang North Chemical Fiber Company	16,448	13,481

	91,820	72,481

             The balances with the above related companies are unsecured and interest-free.

8.          COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

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

9.          ACCUMULATED OTHER COMPREHENSIVE INCOME

Total Comprehensive Income was RMB5,958 and RMB12,004 for the three and six-months ended June 30, 2001 and RMB10,795 and RMB21,548 for the three and six-months ended June 30, 2000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

             The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months and six months ended June 30, 2001 and 2000. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

             The discussions below are presented in the Company’s primary operating currency, which is the Renminbi Yuan (“RMB”). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People’s Bank of China on June 30, 2001. No representation has been made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000
	RMB	RMB	RMB	RMB

Sales	103,199	154,132	192,114	258,808
Cost of sales	(88,458)	(133,808)	(164,016)	(215,142)

Gross profit	14,741	20,324	28,098	43,666
Gross profit margin (%)	14.3	13.2	14.6	16.9

Income before income taxes	10,064	17,087	20,146	34,358
Income taxes	(862)	(1,344)	(1,711)	(2,731)

Income before minority interests	9,202	15,743	18,435	31,627
Minority interests	(3,242)	(4,975)	(6,437)	(10,106)

Net income	5,960	10,768	11,998	21,521

             SALES AND GROSS PROFIT MARGIN

             Total sales for the first half of 2001 decreased by RMB66.7 million (US$8.1 milion) or 25.8% to RMB192.1 million (US$23.2 million), compared to RMB258.8 million (US$31.3 million) for corresponding period in 2000. The decrease was mainly due to the decrease in selling price of polyester staple fiber and polyester filament by approximately 6% and 17%, respectively, in order to maintain the Company’s competitiveness in the polyester market. In addition, sales volume decreased by approximately 10% in 2001 compared to that of the corresponding period in 2000. Gross profit margin decreased from 16.9% for the first half of 2000 to 14.6% for the corresponding period in 2001. The decrease in gross profit margin was mainly attributable to a decrease in the selling price of polyester staple fiber and polyester filament.

             Total sales for the second quarter of 2001 decreased by RMB50.9 million (US$6.1 milion) or 33.0% to RMB103.2 million (US$12.5 million), compared to RMB154.1 million (US$18.6 million) for corresponding period in 2000. The decrease was mainly due to the reasons described above. In addition, sales volume decreased by approximately 12% in the second quarter of 2001 compared to that of the corresponding period in 2000. Gross profit margin increased from 13.2% for the second quarter of 2000 to 14.3% for the corresponding period in 2001. The increase was mainly due to the increase in selling price of polyester staple fiber in the second quarter of 2001 by approximately 2% compared to that of the corresponding period in 2000.

             SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

             Selling and administrative expenses decreased by RMB2.2 million (US$261,000) or 20.8% to RMB8.2 million (US$995,000) for the first half of 2001 from RMB10.4 million (US$1.3 million) for the corresponding period in 2000. The decrease was mainly due to a decrease in sales commissions as a result of the decrease in sales and legal and professional fees.  The legal and professional fees incurred for the reverse takeover did not recur in the current period as it was completed in January 2000.

             Selling and administrative expenses decreased by RMB1.5 million (US$178,000) or 27.3% to RMB3.9 million (US$474,000) for the second quarter of 2001 from RMB5.4 million (US$652,000) for the corresponding period in 2000. The decrease was mainly due to a decrease in sales commissions as a result of the decrease in sales.

             FINANCIAL INCOME/(EXPENSES), NET

             Net financial income decreased by RMB809,000 (US$98,000) or 73.9% to RMB286,000 (US$35,000) for the first half of 2001 from RMB1.1 million (US$129,000) for the corresponding period in 2000.  The decrease in net financial income was mainly attributable to an increase in interest expenses on short term bank loans of RMB1.1 million (US$133,000) which was partially offset by an increase in interest received of RMB216,000 (US$26,000) on the amount due from Heilongjiang Longdi Group Co., Ltd., a 30% interest minority shareholder of Harbin Asibao Chemical Fiber Co. Limited (“Asibao”).

             Net financial expenses for the second quarter of 2001 was RMB753,000 (US$91,000) while net financial income for the second quarter of 2000 was RMB2.2 million (US$261,000).  The decrease in net financial expenses was mainly attributable to an increase in interest expenses resulting from the additional short term bank borrowings during the second quarter of 2001.

             Net financial expenses for the first quarter of 2000 was RMB1.1 million (US$129,000) while net financial income for the first quarter of 2001 was RMB1.0 million (US$125,000). The increase in net financial income was mainly attributable to an increase in interest income received on the amount due from Heilongjiang Longdi Group Co., Ltd., a 30% interest minority shareholder of Harbin Asibao Chemical Fiber Co. Limited ("Asibao") and a decrease in average interest rates on short term bank loans.

             INCOME TAXES

             The Company, through Far Beyond, owns 70% interest in Asibao which is governed by the Income Tax Laws of the PRC. Being a Sino-foreign joint venture established in the Harbin Economic Development Zone and being awarded the status of “advanced technology enterprise”, Asibao was exempted from income taxes for a period of three years commencing from its first profitable year and is entitled to a preferential income tax rate of 15% for the remaining years of the Joint Venture with a 50% reduction for three consecutive years commencing from its fourth profitable year. The years 2000 and 2001 are the fifth and sixth profitable years, respectively, and the income taxes are provided accordingly.

             MINORITY INTEREST

             Minority interest for the first half of 2001 was RMB6.4 million (US$777,000) compared to the first half of 2000 which was RMB10.1 million (US$1.2 million). Minority interest for the second quarter of 2001 was RMB3.2 million (US$392,000) compared to the second quarter of 2000 which was RMB5.0 million (US$601,000). The decrease in minority interest was mainly attributable to a decrease in net income of Asibao, one of the Company’s subsidiaries, in which HLG holds a 30% interest.

LIQUIDITY AND CAPITAL RESOURCES

             The Company’s and its subsidiaries’ primary liquidity needs are to fund inventories and trade receivables and to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash and bank borrowings.

             During the current period, the Company, through Asibao, incurred an additional RMB60,000 in short-term bank borrowings to be used to support the Company's working capital needs.

             The Company had a working capital surplus of approximately RMB162 million (US$19.5 million) as of June 30, 2001, compared to that of approximately RMB137 million (US$16.5 million) as of December 31, 2000. Net cash provided by operating activities for the six months ended June 30, 2001 was approximately RMB23.5 million (US$2.8 million), which was mainly due to the net effect of increase in inventories and amounts due to related companies, decrease in accounts and bills receivable and deposit from customers and settlement of value-added tax payable during the period, as compared to RMB84.0 million (US$10.1 million) for the corresponding period in 2000.

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

Dated:	August 15, 2001	ASIA FIBER HOLDINGS LIMITED

		By:	/s/ Lung Po Ching

Chairman of the Board