Form 10QSB
period 2001-09-30
ASIA FIBER HOLDINGS LTD
filed 2001-11-20
CIK 357434

U.S. SECURITIES EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                            Commission File Number:
September 30, 2001                                    1-8334


                        ASIA FIBER HOLDINGS LIMITED
-----------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


        DELAWARE                                      75-1071589
--------------------------------        -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification
incorporation or organization)              Number)



      Room 2105, 21/F, West Tower
            Shan Tak Centre
      200 Connaught Road Central
        Sheung Wan, Hong Kong
----------------------------------------        -----------------------------
(Address of Principal Executive Offices)                  (Zip Code)


                              (852) 2810-6226
-----------------------------------------------------------------------------
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                              Yes  X    No___

The number of shares of Common Stock, par value $ .01 per share, outstanding as of September 30, 2001 is 24,881,319.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

                         ASIA FIBER HOLDINGS LTD.

                           INDEX TO FORM 10-QSB

                            September 30, 2001


PART I.  Financial Information                          Page #

     Item 1           Financial Statements -

                      Condensed Consolidated Income Statements
                      Unaudited) for the three and nine months ended September 30, 2001 and 2000

                      Condensed Consolidated Balance Sheet as of
                      September 30, 2001 and December 31, 2000

                      Consolidated Statements of Changes in Shareholders' Equity (Unaudited) for the nine months ended September 30, 2001

                      Condensed Consolidated Statements of Cash Flows
                     (Unaudited) for the nine months ended
                      September 30, 2001 and 2000

                      Notes to Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

     PART II.  Other Information

     Item 1.          Legal Proceedings
     Item 2.          Changes in Securities and Use of Proceeds
     Item 3.          Defaults Upon Senior Securities
     Item 4.          Submission of Matters to a Vote of Security Holders
     Item 5.          Other Information
     Item 6.          Exhibits and Reports on Form 8-K

                      Signatures

                    PART I - FINANCIAL INFORMATION
                     ITEM 1. FINANCIAL STATEMENTS

             ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

         CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
       (Amounts in thousands, except share and per share data)


                                                  THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS
                                                       ENDED SEPTEMBER
                                                             30,
                          2001         2000        2001         2001         2000          2001
                          RMB           RMB         US$          RMB          RMB           US$
SALES                   111,073        156,664      13,415      303,187       415,472       36,616
COST OF SALES*         (108,383)      (162,283     (13,090)    (274,903)     (370,975)     (33,201)
                         ------         ------      ------       ------        ------        -----
GROSS PROFIT/(LOSS)       2,690         (5,619)        325       28,284        44,497        3,415

SELLING AND
ADMINISTRATIVE EXPENSES  (4,984)        (4,400)       (602)     (13,222)      (14,803)      (1,597)

FINANCIAL INCOME/
EXPENSE, NET#            (1,870)         1,359        (226)      (4,780)       (3,996)        (577)
                         ------         ------      ------       ------        ------        -----

INCOME/(LOSS) BEFORE
INCOME TAXES             (4,164)       (8,660)        (503)      10,282        25,698        1,241

INCOME TAXES                493           602           60       (1,218)       (2,129)        (147)
                         ------         ------      ------       ------        ------        -----
INCOME/(LOSS) BEFORE     (2,671)       (8,058)        (443)       9,064        23,569        1,094
MINORITY INTERESTS

MINORITY INTERESTS          665         2,227           80       (4,062)       (7,879)        (490)
                         ------         ------      ------       ------        ------        -----

NET INCOME/(LOSS)        (3,006)       (5,831)       (363)        5,002        15,690          604
                        =======        =======     =======      =======       =======      =======
BASIC AND DILUTED
EARNINGS/(LOSS)PER SHARE  (0.12)        (0.23)      (0.01)         0.20          0.63         0.02
                        =======        =======     =======      =======       =======      =======
WEIGHTED  AVERAGE
NUMBER OF SHARES
OUTSTANDING          24,881,319    24,880,585  24,881,319    24,881,319    24,749,825   24,881,319
                     ==========    ==========  ==========    ==========    ==========   ==========
*  including:
   Raw materials
   Purchased from
   related parties       87,464       128,718      10,563       197,740       265,598       23,882

   Utility charges
   paid to related
   parties                5,003         3,795         604        13,176        12,332        1,591

Rental expenses
   For leasing of
   Plant and machinery
   From related parties     251           251          30           753           753           91

   # Interest income
   from - related party   1,081         3,675         131         4,127         5,251          498
   - others                  12            34           1            79            92           10
                         ------         ------      ------       ------        ------        -----
   Total interest income  1,093         3,709         132         4,206         5,343          508
   Interest expense      (2,963)       (2,350)       (358)       (8,986)       (9,339)      (1,085)
                         ------         ------      ------       ------        ------        -----
   Financial income/     (1,870)         1,359       (226)       (4,780)       (3,996)        (577)
  (expense),net

                     ==========    ==========  ==========    ==========    ==========   ==========

See notes to condensed consolidated financial statements.

             ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEET
            AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
       (Amounts in thousands, except share and per share data)

                                      September   December   September
                                            30,        31,         30,
                                           2001       2000        2001
                                            RMB        RMB         US$
                              Notes (Unaudited)            (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents              19,134     11,403       2,311
  Trade receivables                      46,233     58,071       5,584
  Bills receivable                       11,097      6,889       1,340
  Other   receivables and                   133        285          16
   prepayments
  Inventories                   2        41,343     28,367       4,993
  Amount due from a minority    3       482,434    359,762      58,265
   joint venture partner
  Amounts  due  from  related             4,612      5,184         557
   companies
                                     ---------- ----------  ----------
TOTAL CURRENT ASSETS                    604,986    469,961      73,066
FIXED ASSETS                    4       111,254    120,652      13,436
INVESTMENT                               13,995     13,995       1,690
DEFERRED INCOME TAXES                     1,692      1,842         204
                                     ---------- ----------  ----------
TOTAL ASSETS                            731,927    606,450      88,396
                                         ======     ======      ======
LIABILITIES AND SHAREHOLDERS'
EQUITY
CURRENT LIABILITIES:
  Bank loans                    5       232,300    181,600      28,056
  Accounts payable                          175        455          21
  Deposits from customers                16,814     16,183       2,031
  Accrued  liabilities  and              10,720      8,438       1,295
   other payables
  Value-added tax payable                 1,544     12,951         186
  Amount due to a director                6,652      6,503         803
  Amounts due to related        6       106,814     72,481      12,900
   companies
  Income taxes payable                    1,068        827         129
  Dividend payable              7             -     33,717           -
                                     ---------- ----------  ----------
TOTAL CURRENT LIABILITIES               376,087    333,155      45,421

MINORITY INTERESTS                      101,718     24,183      12,285
                                     ---------- ----------  ----------
TOTAL LIABILITIES AND MINORITY
 INTERESTS                              477,805    357,338      57,706
                                     ---------- ----------  ----------
SHAREHOLDERS' EQUITY
   Preferred stock, par value
   of US$0.01 each
   authorized:  10,000,000
   shares in 2001 and 2000
 Common  stock, par value of
   US$0.01 each authorized:
   75,000,000 shares in 2001
   and 2000 issued and
   outstanding - 24,881,319
   shares in 2001 and 2000      8         2,057      2,057         248
Additional paid-in capital      8        69,738     69,738       8,422
Reserves                                 19,451     19,451       2,349
Retained earnings                       162,449    157,447      19,619
Accumulated other
comprehensive income            9           427        419          52
                                     ---------- ----------  ----------
TOTAL SHAREHOLDERS' EQUITY              254,122    249,112      30,690
                                     ---------- ----------  ----------
TOTAL LIABILITIES AND
SHAREHOLDERS'
 EQUITY                                 731,927    606,450      88,396
                                         ======     ======      ======

Translations of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on September 30, 2001 of US$1.00 = RMB8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30, 2001 or at any other certain rate.

See notes to condensed consolidated financial statements.

                                 -4-
<PAGE

             ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                        (Amounts in thousands)

                                                                                    Accumulated
                                           Additional                                     other
                             Common          paid-in                   Retained   comprehensive
                              stock          capital     Reserves      earnings          income   Total
                                RMB              RMB          RMB           RMB             RMB     RMB

Balance at January 1, 2001      2,057           69,738       19,451      157,447           419   249,112

Net income for
the period currency               -                -            -          5,002             -     5,002
translation adjustments           -                -            -             -              8         8
                                -----           ------       ------       -------        ------- -------
Comprehensive income                                                                               5,010
                                                                                                 =======

Balance at
September 30, 2001              2,057           69,738       19,451      162,449            427  254,122
                                ======          ======       ======      =======         ======  =======

Translations of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on September 30, 2001 of US$1.00 = RMB8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on September 30, 2001 or at any other certain rate.

See notes to condensed consolidated financial statements.

             ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                        (Amounts in thousands)


                                       NINE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------
                                            2001       2000       2001
                                             RMB        RMB        US$
Net   cash  provided   by   operating     40,590     90,189      4,903
activities

INVESTING ACTIVITIES
  Purchases of fixed assets                (643)      (546)       (78)
  Increase in investment                       -      (605)          -
  Advances   to   a  minority  joint    (82,916)   (90,566)   (10,014)
   venture partner
                                      ---------- ---------- ----------
Net cash used in investing activities   (83,559)   (91,717)   (10,092)
                                      ---------- ---------- ----------
FINANCING ACTIVITIES
  Proceeds from bank borrowings          198,200     95,080     23,937
  Repayments of bank borrowings         (147,500)   (93,080)   (17,814)
  New issue shares for reverse                 -      1,242          -
   Acquisition
                                      ---------- ---------- ----------
Net cash provided by financing            50,700      3,242      6,123
   activities                         ---------- ---------- ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                             7,731      1,714        934

Cash and cash equivalent, at
   beginning of period                    11,403      8,427      1,377
                                      ---------- ---------- ----------
Cash and  cash  equivalent, at end of     19,134     10,141      2,311
  period                                  ======     ======     ======

See notes to condensed consolidated financial statements.

             ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        (Amounts in thousands)

1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement. For further information, refer to the consolidated financial statements and footnotes thereto included in the Asia Fiber Holdings Limited and Subsidiaries' annual report on Form 10-KSB for the year ended December 31, 2000.

     Certain comparative amounts have been reclassified to conform with the current period classifications.


2.   INVENTORIES

                                September 30, December 31,
                                         2001         2000
                                          RMB          RMB
Raw materials                           7,208        3,926
Work in progress                        5,295        6,695
Finished goods                         31,233       18,139
                                   ----------   ----------
                                       43,736       28,760
Less: Provision for inventories        (2,393)        (393)
                                   ----------   ----------
                                       41,343       28,367
                                       ======       ======

3.   AMOUNT DUE FROM A MINORITY JOINT VENTURE PARTNER

     During 2001, the Group advanced approximately RMB82.9 million to a minority joint venture partner. The advance is unsecured and bears interest at the prevailing three-month interest rate in the Peoples's Repbulic of China (5.58% at September 30, 2001).

4.   FIXED ASSETS

                                 September 30, December 31,
                                          2001         2000
                                           RMB          RMB
At cost:
  Plant, machinery and equipment       189,446      188,803
  Motor vehicles                         1,418        1,418
                                    ----------   ----------
                                       190,864      190,221
Accumulated depreciation               (79,610)     (69,569)
                                    ----------   ----------
Net book value                         111,254      120,652
                                        ======       ======

5.   BANK LOANS

     During 2001, the Group entered into five bank loans totaling RMB198,200 repayable within one year at interest rates range from 5.85% to 6.14% per annum and repaid four bank loans totaling RMB147,500.

6.   AMOUNTS DUE TO RELATED COMPANIES

     The Group's amounts due to related companies owned and/or controlled by Heilongjiang Longdi Group Co., Limited ("HLG") comprise:

                                                  September   December
                                                        30,        31,
                                                       2001       2000
                                                        RMB        RMB
Heilongjiang Dragon Rising Chemical Fiber            47,534     35,017
Company
Heilongjiang Dragon Flying Chemical Fiber            36,419     23,983
Company
Heilongjiang North Chemical Fiber Company            22,861     13,481
                                                 ---------- ----------
                                                    106,814     72,481
                                                     ======     ======

     The balances with the above related companies are unsecured and interest-free.

7.   DIVIDEND PAYABLE

     In 1998, 1999 and 2000, Asibao, declared dividends payable to the minority joint venture partner totaling RMB73,473,000, of which RMB39,756,000 had been paid prior to 2001. Pursuant to the resolution dated August 20, 2001, passed by Asibao's Board of Directors, the declared dividends were cancelled and hence, the dividend payable of RMB33,717,000 were reversed and the paid portion was considered as an advance to the minority joint partner.

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

9.   ACCUMULATED OTHER COMPREHENSIVE INCOME

     Total Comprehensive (Loss)/Income was (RMB3,004) and RMB5,010 for The three and nine-months ended September 30, 2001, respectively, And(RMB5,831) and RMB15,717 for the three and nine-months ended September 30, 2000, respectively.

10. RESTATMENT OF QUARTERLY INFORMATION

     In preparing the financial statements for the quarter ended September 30, 2001, the Company determined that the net resaleable value of inventories as of March 31, 2001 and June 30, 2001 had been improperly calculated. In addition, the Company determined that interest expenses, net for the period ended June 30,2001 had been overstated.

     The financial statements for the quarter ended March 31, 2001 and June 30, 2001 have been restated as follows:


                              Three months ended    Three Months ended
                                March 31, 2001        June 30, 2001
                                      RMB                   RMB

Sales                               88,915                 103,199
Cost of sales                     *(75,327)               *(91,193)
                                    ------                  ------
Gross profit                        13,588                  12,006

Selling and administrative expenses(4,314)                  (3,924)
Financial expense, net             (1,332)                **(1,578)
                                    ------                  ------
Income before income taxes          7,942                    6,504

Income taxes                         (849)                    (862)
                                    ------                  ------
Income before minority interests    7,093                    5,642

Minority interests                 (2,553)                  (2,174)
                                    ------                  ------
Net profit for the period           4,540                    3,468
                                    ======                  ======

* Adjusted to reflect reduction in inventory values of RMB2,140,000 and RMB5,560,000 as of March 31, 2001 and June 30, 2001, respectively.

** Adjusted to reflect reduction in interest expense of RMB2,000,000 for the quarter ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

     The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months and nine months ended September 30, 2001 and 2000. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

     The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on September 30, 2001. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)            THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                         2001              2000                2001           2000
                                          RMB               RMB                 RMB            RMB

Sales                                 111,073           156,664             303,187         415,472
Cost of sales                        (108,383)         (162,283)           (274,903)       (370,975)
                                   ----------        ----------          ----------      ----------
Gross profit/(loss)                     2,690            (5,619)             28,284          44,497
Gross profit margin (%)                   2.4              (3.6)                9.3            10.7

Income/(loss) before income taxes      (4,164)           (8,660)             10,282          25,698
Income taxes                              493               602              (1,218)         (2,129)
                                   ----------        ----------          ----------      ----------
Income/(loss)before minority interests (3,671)           (8,058)              9,064          23,569
Minority interests                        665             2,227              (4,062)         (7,879)
                                   ----------        ----------          ----------      ----------
Net income/(loss)                      (3,006)           (5,831)              5,002          15,690
                                       ======            ======              ======          ======

     SALES AND GROSS PROFIT MARGIN

     Total sales for the nine months ended September 30, 2001 decreased by RMB112.3 million (US$13.6 milion) or 27.0% to RMB303.2 million (US$36.6 million), compared to RMB415.5 million (US$50.2 million) for corresponding period in 2000. The decrease was mainly due to the decrease in selling price of polyester staple fiber and polyester filament by approximately 12% and 21%, respectively, because of the unfavorable market condition during the current period. In addition, sales volume decreased by approximately 8% in 2001 compared to that of the corresponding period in 2000. Gross profit margin decreased from 10.7% for the nine months ended September 30, 2000 to 9.3% for the corresponding period in 2001. The decrease in gross profit margin was mainly attributable to a decrease in the selling price of polyester staple fiber and polyester filament which was partly offset by the decrease in purchase price of the raw materials.

     Total sales for the third quarter of 2001 decreased by RMB45.6 million (US$5.5 million) or 29.1% to RMB111.1 million (US$13.4 million), compared to RMB156.7 million (US$18.9 million) for corresponding period in 2000. The decrease was mainly due to the reasons described above. In addition, sales volume decreased by approximately 4% in the third quarter of 2001 compared to that of the corresponding period in 2000. Gross profit margin for the third quarter of 2000 was (3.6%) compared to 2.4% for the corresponding period in 2001.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling and administrative expenses decreased by RMB1.6 million (US$193,000) or 10.7% to RMB13.2 million (US$1.6 million) for the nine months ended September 30, 2001 from RMB14.8 million (US$1.8 million) for the corresponding period in 2000. The decrease was mainly due to a decrease in sales which was partly offset by an increase in transportation costs. As a result of a decline in the polyester fiber market, the Company has borne the full transportation costs for the customers since the second half of 2001 instead of only partial costs for 2000 so as to attract customers and maintain its competitiveness.

     Selling and administrative expenses increased by RMB584,000 (US$71,000) or 13.3% to RMB5.0 million (US$602,000) for the third quarter of 2001 from RMB4.4 million (US$531,000) for the corresponding period in 2000.

     FINANCIAL INCOME/(EXPENSE), NET

     Net financial expense increased by RMB784,000 (US$95,000) or 19.6% to RMB4.8 million (US$577,000) for the nine months ended September 30, 2001 from RMB4.0 million (US$483,000) for the corresponding period in 2000. The increase in net financial expense was mainly attributable to the decrease in interest income received of RMB1.1 million (US$135,000) on the amount due from Heilongjiang Longdi Group Co., Ltd., a 30% interest minority shareholder of Harbin Asibao Chemical Fiber Co. Limited ("Asibao"). The decrease in interest income was partly offset by the decrease in interest expense on short term bank loans of RMB353,000 (US$43,000) due to a decrease in average interest rates.

     Net financial expense for the third quarter of 2001 was RMB1,870,000 (US$226,000) compared to net financial income of RMB1.4 Million (US$164,000) for the third quarter of 2000. The decrease net financial income was mainly attributable to a decrease in interest income on the amount due from Heilongjiang Longdi Group Co., Ltd., offset by an increase in interest expense as described above.

     INCOME TAXES

     The Company, through Far Beyond, owns 70% interest in Asibao which is governed by the Income Tax Laws of the PRC. Being a Sino-foreign joint venture established in the Harbin Economic Development Zone and being awarded the status of "advanced technology enterprise", Asibao was exempted from income taxes for a period of three years commencing from its first profitable year and is entitled to a preferential income tax rate of 15% for the remaining years of the Joint Venture with a 50% reduction for three consecutive years commencing from its fourth profitable year. The years 2000 and 2001 are the fifth and sixth profitable years, respectively, and the income taxes are provided accordingly. The decrease in income taxes was due to the decrease of income/loss of Asibao for the nine months and three months ended September 30, 2001, respectively, compared to those of the corresponding periods in 2000.

     MINORITY INTEREST

     Minority interest for the nine months ended September 30, 2001 was RMB4.1 million (US$491,000) compared to RMB7.9 million (US$952,000) for the corresponding period in 2000. Minority interest for the third quarter of 2001 was RMB665,000 (US$80,000)compared to RMB2.2 million (US$269,000) for the corresponding period in 2000. The decrease in minority interest was mainly attributable to a decrease in net income/(loss) of Asibao, one of the Company's subsidiaries, in which HLG holds a 30% interest.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's and its subsidiaries' primary liquidity needs are to fund inventories and trade receivables and to expand business operations. The Company has financed its working capital requirements primarily through internally generated cash and bank borrowings.

     During the current period, the Company, through Asibao, incurred an additional net RMB50.7 million (US$6.1 million) in short-term bank borrowings to be used to support the Company's working capital needs, and made an additional advance of RMB82.9 million (US$10 million) to the minority joint venture partner.

     The Company had a working capital surplus of approximately RMB228.9 million (US$27.6 million) as of September 30, 2001, compared to that of approximately RMB136.8 million (US$16.5 million) as of December 31, 2000. Net cash provided by operating activities for the nine months ended September 30, 2001 was approximately RMB40.6 million (US$4.9 million), as compared to RMB90.2 million (US$10.9 million) for the corresponding period in 2000. Net cash flows from the Company's operating activities are attributable to the Company's Income And changes in operating assets and liabilities.

     There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 2000. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

                     PART II OTHER INFORMATION

Item 1.   Legal Proceedings
          None

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


Dated:  November 19 2001

                                   ASIA FIBER HOLDINGS LIMITED



                                   By: /S/ LUNG PO CHING
                                       ---------------------------------
                                       Lung Po Ching, Chairman