Form 10KSB
period 2001-12-31
ASIA FIBER HOLDINGS LTD
filed 2002-04-16
CIK 357434

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549



                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2001

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

                         Commission file Number   0-25963


                           ASIA FIBER HOLDINGS LIMITED
                         (Name of Issuer in Its Charter)

                Delaware
     --------------------------------  ------------------------------------
     (State or other Jurisdiction     (I.R.S. Employer Identification No.)
      of Incorporation)

   Room 2105, 21/F., West Tower,
   Shun Tak Centre, 200
   Connaught Road C.,
   Sheung Wan, Hong Kong
  -----------------------------------  -----------------------------------
    (Address of Principal                           (Zip Code)

                                011-852-2810-6226
  ------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                             Name of Each Exchange
       Title of Each Class                   on Which Registered
      -------------------                    -------------------

  ----------------------------       -------------------------------------
  ----------------------------       -------------------------------------

  ----------------------------       -------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
  ------------------------------------------------------------------------
                                (Title of Class)


  ------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for past 90 days. Yes X    No
                                         -----   -----
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days prior to the date of filing. (See definition of affiliate in Rule 405.) $2,585,000 as of April 4, 2002
                        ------------------------------

         Note. If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
YES    X      NO
    --------    --------

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 29, 2002, there were 25,321,319 shares outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).




                           ASIA FIBER HOLDINGS LIMITED
                                    FORM 10-K
                                      INDEX

                                                                                                         Page

                                     PART I

Item 1.           Description of Business....................................................        1

Item 2.           Description of Properties..................................................        12

Item 3.           Legal Proceedings..........................................................        12

Item 4.           Submission of Matters of a Vote of Security Holders........................        12

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters........................................................        12

Item 6.           Selected Financial Data....................................................        14


Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................        14

Item 7A.          Quanitative and Quanitative Disclosure About Market Risk...................        20

Item 8.           Financial Statements and supplementary data................................        21


                                    PART III

Item 10.          Directors and Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..........................        21

Item 11.          Executive Compensation.....................................................        23

Item 12.          Security Ownership of Certain Beneficial Owners and Management.............        23

Item 13.          Certain Relationships and Related Transactions.............................        25

Item 14.          Exhibits, List and Reports on Form 8-K.....................................        26

Signatures        ...........................................................................        28

Financial Statements.........................................................................       F-1


                                     PART I
ITEM 1. BUSINESS.

         When used in this Form 10-K, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-K.

Company History

GENERAL

         We were incorporated in the State of Delaware in 1982 under the name Regal International, Inc., and became a separate publicly traded corporation as a result of a spin-off from Delaware International Company. The stockholders of Delaware International Company were issued one share of our common stock for each two shares of Delaware International's common stock.

         On December 7, 1994, the New York Stock Exchange suspended trading of our common stock pending delisting as we no longer met the exchanges criteria for continued listing. we decided not to contest the delisting and the common stock was delisted on February 9, 1995. Our common stock began quotations on the OTCBB in August 1995.

         On February 8, 1996, we acquired all of the issued and outstanding shares of capital stock of Acewin Profits Limited ("Acewin"), a British Virgin Islands Corporation from China Strategic Holdings Limited, a Hong Kong company. Immediately following the acquisition of the capital stock of Acewin, and as a condition thereto, we sold and transferred all of our operating assets and real property existing as of January 31, 1996 to Regal (New) International Inc. ("New Regal"). A portion of the purchase price was paid by delivery of a promissory note dated February 13, 1996 executed by Harlequin Investment Holdings Limited ("Harlequin") in favor for the sum of US $800,000; and (ii) a promissory note dated February 13, 1996 issued by New Regal in favor of us for the sum of US $900,000. The promissory note to Harlequin bore no interest and was due and payable in one installment on February 1, 2001. The promissory note to New Regal bore interest at 9% per year and was payable in sixty (60) equal installments of principal and interest. Harlequin was at the time of this transaction the beneficial owner of approximately 55% of the then currently outstanding shares of our common stock. Subsequent to this transaction, Harlequin reduced its beneficial ownership in the company to less than 1%.

         Pursuant to a Deed of Variation dated July 27, 1998, New Regal and Harlequin, Harlequin agreed and undertook to assume all of the obligations and liabilities of New Regal under the New Regal promissory note in consideration of our agreement to release New Regal from all obligations relating to the New Regal promissory note. All other terms of the New Regal promissory note remained the same.

         During 1998, in agreement with New Regal we agreed on a revised payment schedule relating to the Harlequin promissory note. Under the revised payment schedule, the payment of several monthly installments by New Regal in 1998 and 1999 was suspended and the outstanding principal balance was revised to be settled in sixty (60) equal monthly installments commencing March 1999. The promissory note in favor of Harlequin continued to bear interest at 9% per year during the period of payment suspension in 1998 and 1999 and thereafter. Both the Harlequin promissory note and the New Regal promissory Note were assigned to China Strategic Holdings Limited in February as indicated below.

         On September 10, 1996 we acquired the entire issued share capital of Westronix Limited, for US $30 million to be satisfied by a convertible promissory note executed in favor of Horler Holdings Limited ("Horlor"). This Note to Horler was a US $30 million convertible Note bearing interest at 9% per year after an initial 6-month interest-free period with all principal being due and payable on September 10, 1999. On April 14, 1998, Horler agreed to reduce the interest rate on the note from 9% to 5% per year for the year ended December 31, 1997. In addition, Horler agreed that after December 31, 1998, no principal repayment on the Note would be demanded until we were financially capable of doing so. The Note was paid off in February as indicated below.

         On September 11, 1996, we sold our interest in Acewin to BTR China Holdings B.V., a Netherlands company. At that time, we had the following subsidiaries:

o Westronix Limited ("Westronix") - A holding company incorporated in the British Virgin Islands.

o China Construction Holdings Limited - A company incorporated in Hong Kong, formerly known as China Construction International Group Limited.

o       Hangzhou   Zhongche   Huantong   Development   Ltd.   ("Hangzhou")  -  A
        Sino-foreign  joint  venture  company  located  in  Hangzhou,   Zhejiang
        Province, the PRC.

         We held a 100% interest in Westronix Limited. Westronix Limited held a 100% interest in China Construction Holdings Limited that in turn held a 51% interest in Hangzhou. Hangzhou was established to develop the Hangzhou Toll Road.

         We filed an Amendment to our Certificate of Incorporation on February 8, 1999 changing our name from "Regal International, Inc." to "Asia Resources Holdings Ltd." and increasing our capital stock to 1,100,000,000 shares. On February 19, 1999, we effected a 1-for-138 reverse stock split of our common stock that resulted in approximately 597,132 shares of common stock outstanding.

         On January 22, 2000, pursuant to an Acquisition Agreement dated as of September 10, 1999 by and among, Horler, Far Beyond Investments Limited ("Far Beyond") and the stockholders of Far Beyond, the stockholders of Far Beyond transferred all of the issued and outstanding shares of the capital stock of Far Beyond to us in exchange for 8,757,951 shares of our common stock, representing approximately 88% of our then outstanding shares of the common stock.

         Concurrently with and as a condition of the closing of the Far Beyond Acquisition Agreement, pursuant to a Disposal Agreement, we transferred to Horler the entire share capital of Westronix Limited in full and final satisfaction of their Note. Also, concurrently with and as a condition of such closing, pursuant to an Assignment Agreement, we assigned to China Strategic Holdings Limited, in settlement of all of the outstanding indebtedness we owed to China Strategic Holdings Limited, the New Regal Note and the Harlequin Note. Pursuant to the Disposal Agreement and the Assignment Agreement (but prior to giving effect to the acquisition of the Far Beyond shares) we disposed of all of its assets other than approximately $150,000 in cash or cash equivalents and all of its liabilities.

         At the closing of the Far Beyond Acquisition Agreement, our executive officers and directors resigned. Immediately following their resignations, the following persons became members of the Board of Directors: Lung Po Ching, Rui Min Zhao, Ming Xue Liu, Feng Jie Liu and Wai On Wan. Also immediately following such resignations, the Board of Directors of we elected Lung Po Ching as Chairman of the Board, Rui Min Zhao as Vice Chairman of the Board and President, Ming Xue Liu as Vice President, Feng Jie Liu as Chief Financial Officer and Wai On Wan as the Secretary of the Company.

         On February 28, 2001 we effectuated a 2.5:1 forward stock split of our common stock for all Stockholders of record on February 26, 2001.

         On March 13, 2000, we filed an Amendment to the Certificate of Incorporation to decrease our authorized capital stock to 40,000,000 shares (consisting of 30,000,000 shares of common stock and 10,000,000 shares of Preferred Stock) and to change our name from "Asia Resources Holdings Ltd." to "Asia Fiber Holdings Limited."

         On February 13, 2002 we filed a Registration Statement on Form SB-2 registering the resale of 32,000,000 shares of our common stock issuable upon the conversion of our Series C Convertible Preferred Stock and warrants issued in a private placement on December 21, 2001.

BUSINESS OPERATIONS

         The following diagram depicts the corporate structure as of December 31, 2001.


     -----------------------------------------
     |        Asia Fiber Holdings Limited,   |
     |         a Delaware corporation        |
     -----------------------------------------
                         |
                         |  100%
     -------------------------------------- --   ------------------------------
     | Far Beyond Investments Limited, a     |   |     Heilongjiang Londi     |
     | British Virgin Islands company ("Far  |   |     a PRC state-owned      |
     |            Beyond")                   |   | enterprises Group Co. Ltd.,|
     |                                       |   |   Group. Ltd.("HLG")       |
     -----------------------------------------   ------------------------------
                         |                                     |
                         |  70%                                |
     ----------------------------------------                  |
     | Harbin Asibao Chemical Fiber Co. Ltd.,|30%              |
     |   a  30% PRC company ("Asibao")       |-----------------
     ----------------------------------------



         Our only significant asset is our 100% equity interest in Far Beyond. Far Beyond owns a 70% equity interest in Asibao, the principal activity of which is the manufacture and sale of polyester fiber products. Asibao was established as a Sino-foreign joint venture company in the PRC between Heilongjiang Longdi Group Co. Limited, a PRC state-owned enterprise and Far Beyond on October 18, 1995 with a duration of thirty (30) years from the date of the business license. Far Beyond contributed cash in the amount of US $8.40 million in exchange for its seventy percent (70%) equity interest in Asibao and HLG contributed its operating assets, having an aggregate fair market value of US $3.60 million in exchange for its 30% equity interest in Asibao. The registered capital of Asibao is approximately US $12 million.

         Asibao also acquired from HLG as of January 1, 1996 other fixed assets, including production facilities, with an aggregate fair value of US $46.81 million pursuant to an agreement between Asibao and HLG approved by the relevant governmental authorities of the PRC. Asibao has assumed substantially all of the business previously engaged in by HLG, which business consists primarily of the production and distribution in China of polyester filament and polyester staple fiber. Polyester fiber is mainly used by the textile industry for apparel, household, industrial and other fabrics. Asibao produces polyester filament and polyester staple fiber in standardized forms and as "differential" fiber with particular specifications, which are distributed throughout China to a diversified customer base.

THE POLYESTER INDUSTRY

         Statistical and certain other information contained in this section has been compiled by management based on or derived from data prepared by chinachemfibre.com, an internet website established by China Chemical Fiber Association, a governmental organization.

         Polyester is a synthetic polymer formed by the reaction between an organic acid (usually PTA) and organic alcohol (usually MEG). Both PTA and MEG are petrochemical derivatives. The production of polyester involves two phases:

o Phase One - The polymerization phase which leads to the formation of a viscous paste known as polyester melt.

o Phase Two - The processing phase in which polyester melt if formed into a range of end products. The production process can either be continuous from the initial reactants to the end products or it can be interrupted (the batch process) by allowing the polyester melt to solidify. This intermediate product, known as polyester chip, reverts to polyester melt on reheating and can then be further processed.

         At the end of the processing phase, polyester can take one of the following forms: staple fiber, filament, resin or film. Polyester fiber (staple and filament) was estimated to account for approximately 70% of worldwide polyester production. It is the leading synthetic fiber in commercial production worldwide. Polyester fiber is either drawn into continuous strands known as filament or into bundles of strands which are then cut into short lengths to form staple fiber. Staple fibers more closely resembles the physical characteristics of naturally occurring fibers, such as cotton and wool. It is typically used in pure form or blended with cotton, wool, acrylic or viscose. Polyester fiber has one of the widest range of applications of any synthetic fiber.

APPLICATIONS INCLUDE:

        a) Apparel - Outerwear, lingerie, sweaters, socks, leisure-wear, workwear, medical staff wear

        b) Household - Carpet pile and backing, upholstery, household textiles, fiberfill

        c)      Industrial   -   Tire   cord,   other   rubber   reinforcements,
                geotextiles, composites, ropes and cordage, coated fabrics, seat belts and filter media

GROWTH IN PRODUCTION

         The global polyester industry has experienced significant growth over the last decade, primarily as a result of the substitution of polyester for other synthetic and natural materials, general economic growth (especially in certain parts of the developing world), technological advancements and new applications. World polyester production grew at an estimated compound annual rate of 16.4% between 1995 and 2000.

         Processed polyester can take one of three principal forms: PET packaging resin, fiber (either polyester staple fiber or polyester filament), or film. The following table shows changes in world polyester production by end products from 1995 to 2000.



                                                1995                             2000                    1995-2000
                                                ----                             ----                    ---------

                                         Production      % of total       Production     % of total       Compound
                                         ----------      ----------       ----------     ----------       --------

                                     (in thousands                    (in thousands                         Annual
                                     --------------                   --------------                        ------

                                           of tons)                         of tons)                        Growth
                                           --------                         --------                        ------

Polyester fiber:

  - Polyester filament                        6,166            36.3           12,000           33.1           14.2
----------------------                        -----            ----           ------           ----           ----

  - Polyester staple fiber                    5,565            32.8            9,200           25.4           10.6
--------------------------                    -----            ----            -----           ----           ----

PET packaging resin                           3,200            18.8           11,000           30.3           28.0
-------------------                           -----            ----           ------           ----           ----

Film                                          1,040             6.1            2,000            5.5           14.0
----                                          -----             ---            -----            ---           ----

Others                                        1,010             6.0            2,050            5.7           15.2
------                                        -----             ---            -----            ---           ----

                                             16,981           100.0           36,250          100.0           16.4
                                             ------           -----           ------          -----           ----


GEOGRAPHY OF PRODUCTION

         In the past five years through 2001, most of the growth in world polyester fiber production has occurred in Asia (including China, Taiwan and Korea), where production has increased at an estimated compound annual growth rate of approximately 15.2%. The estimated compound annual growth in production in North America and western Europe, where the polyester industry was originally established, has generally been slower in the same period. During the same period, China, the world's largest producer of polyester fiber, had the absolute increase in polyester fiber production of approximately 3,851,000 tons, or an compound annual growth rate of 24.2%. Absolute world polyester fiber production increased by 8,956,000 tons. This gradual shift of production base of polyester fiber has been driven by demographic and cost considerations in general and by the relocation of the textile and apparel industries to Asia in particular. Asia is already the world's largest producing region for polyester fiber and the only one which is expected to increase its market share and production over the medium and longer term.

PRODUCT PRICES AND PRODUCERS' MARGIN

         The price of polyester on the open market is dependent mainly on the level of demand for particular products relative to production capacity and the price of raw materials. The price of polyester fiber is also sensitive to the changes in prices of petroleum, a major component of all polyester products. There is also some variation in the price of polyester as between the major regional markets of North America, Europe and the Far East. This variation reflects the supply and demand balances within each region, the pressure on domestic suppliers from imports, and the prevalence of tariff barriers, both for polyester products and raw materials.

         Since 1996, the prices of PTA and MEG offered by international suppliers has been declining as a result of new production capacities, stagnant growth in demand for polyester products and a slump in crude oil prices.

Affected by the Asian financial crisis that occurred in 1997, the prices of polyester fiber reached the cyclical bottom in mid-1998. Since then, the polyester industry has rebounded from the bottom with the recovery in economies taking place in Asia and Europe. These recoveries are positive for GDP sensitive commodity products such as polyester and textiles. However, the price for polyester fiber has dropped again since the second quarter of 2001 due to the decrease in crude oil prices and economic downturn.

POLYESTER INDUSTRY IN CHINA

         The five (5) major synthetic fibers produced in the PRC are polyester fiber, acrylic fiber, polyvinyl alcohol fiber, polypropylene fiber and nylon. Polyester fiber is the most important synthetic fiber produced in the PRC representing approximately 80% of the total domestic consumption of synthetic fibers.

         The textile and garments industry is a major sector in the Chinese economy, accounting for approximately 10.7% of the gross value of industrial output in 1999 (Source: Statistical Yearbook of China 2000). China has one of the lowest per capita ratios of arable land in the world, with only 0.77 hectares per capita, and as such it cannot produce all the natural fibers for the consumption by the textile industry. The synthetic fiber industry thus has a key role in sustaining China's textile output. At present, the fiber consumption in the PRC is approximately 6 kilograms per capita which is below the world's average of 7.7 kilograms per capita.

         The polyester industry in the PRC began in the 1960's, which was later than much of the developed world. Despite its late start, the PRC has since experienced a tremendous pace of development in the polyester industry. The PRC's total polyester fiber production output of approximately 6.6 million tons placed it as the largest producer of polyester fiber in the world.

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

         China had a 24.2% world market share of polyester fiber production in 2000. In 1999 and 2000, the polyester fiber production in China increased by 21.6% and 15.4%, respectively.

         It is expected that the polyester fiber sector will ultimately benefit from China's entry into the World Trade Organization, on the back of higher exports of textile products as the present quota system is gradually phased out over the next five to six (6) years. The present tariff system on polyester fiber, will likely remain, albeit at slightly lower rates. It may take five (5) years before the average tariff of 17% falls to 9%. At the same time, a cyclical upturn in the polyester sector plus higher export demand will likely keep products prices and margins high. Furthermore, China has raised export tax rebates on textile products from 14% to 17%, which should encourage more exports. Together with the projected growth in population and the expected improvement in the living standards in the PRC, the demand for polyester fiber will certainly increase significantly.

                 POLYESTER PRODUCTION AND CONSUMPTION IN THE PRC
                             (IN THOUSANDS OF TONS)

         Consumption                        1998     1999      2000
         -----------

         Polyester Filament                 2,616    2,606     2,704

         Polyester Staple Fiber             2,226    2,334     2,458


         Production                         1998     1999      2000
         ----------

         Polyester Filament                 2,403    2,743     3,172

         Polyester Staple Fiber             1,249    1,696     1,949

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

RAW MATERIALS

         The principal raw material used by Asibao is polyester chip. Approximately 81% of Asibao's total cost of sales is attributable to raw materials. Raw materials are mainly purchased from Heilongjiang Longdi Limited Liability Company ("Longdi"), an associated company of HLG. The prices for polyester chip are volatile and are sensitive to prices of petroleum and petrochemical derivatives, PTA and MEG. PTA and MEG are two major ingredients in the polymerization phase for the formation of all end polyester products. See our discussion in "The Polyester Industry".

         Pursuant to a purchase agreement dated January 10, 1996 between Longdi and Asibao, Longdi agreed to guarantee the supply of polyester chips, to Asibao at a 5-10% discount to the prevailing market price offered to other purchasers of polyester chips with a first right of refusal to Asibao. The discount was agreed based on mutual negotiations and after taking into account the savings in transportation costs (excluding packaging costs) wastage on transportation. In addition, an additional 3% discount was also granted by Longdi to allow for savings of packaging materials as a result of the reduced distance of transportation. Besides, Asibao is not committed to supply agreements with any other suppliers. Asibao chooses its suppliers based upon the price and quality of their raw materials.

DISTRIBUTION OF PRODUCTS

         Approximately all of our sales are made to domestic customers located in Heilongjiang, Henan, Liaoning, Jilin, Shandong, Hebei, Tienjin, Shanxi, Zhejiang, Shaaxi, Jiangsu and approximately 11 other provinces or cities.

         From 1993 until the present, total export sales of the Company were 500 tons of its products. Demand in China for polyester staple fiber well exceeds domestic supply and we have consistently sold all of the polyester staple fiber that it has been able to produce.

         The average prices of polyester staple fiber and polyester filament sold were approximately US $1,036 and US $1,365 per ton, respectively, in 2000, and US $880 and US $1,026, respectively, in 2001. The decrease in selling prices was mainly due to a slump in crude oil prices and economic downturn. The customers of the Company are mainly textile factories and wholesalers of polyester fiber. Our customer base is well established and approximately 75-80% of our sales are repeat orders to existing customers.

MARKETING

         Asibao conducts its marketing efforts through its sales and marketing division, comprised of approximately thirty-six (36) employees working in Liaoning, Shandong, Beijing, Tienjin, Zhejiang and Heilongjiang. These employees are responsible for marketing and promoting the Company's products, and providing after-sales services, conducting market research, sales planning, marketing strategy, order consultation with customers, sales coordination and control, and payment collection.

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

         Asibao competes with domestic producers on the basis of product quality, wide variety of product specifications, delivery performance and after-sales services. Far Beyond believes that Asibao has a pricing advantage over its competitors due to a number of factors including, economies of scale, its ability to purchase cheaper raw materials from Longdi and its use of the raw materials in its production of not only the polyester staple fiber, but also the polyester filament.

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

         The Company believes that product price is the major competitive advantage that Asibao has over importers of similar products. The import prices of staple fibers and filament are generally much higher than those of Asibao. Following China's entry into the WTO, management estimates that the Company's products will face severe competitions from overseas suppliers as the protection on domestic market by tariffs and quotas will be gradually released.

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

MANAGEMENT AND EMPLOYEES

         Asibao employs approximately 1,032 employees. The number of employees, categorized by function, is approximately as follows:

         Function                                   Number of Employees
         --------                                   -------------------

         Production, Engineers and Technicians              954

         Sales and Marketing                                 36

         Accounting, General and Administration              42

         Since the establishment in 1995, Asibao has never experienced any work stoppages due to strikes as Asibao maintains good relations with its employees. Asibao is not covered by a collective bargaining agreement.

SEASONALITY

         The retailing business is seasonal in nature with a high proportion of sales and operating income generated in the months of October, November and December in response to the Fall merchandising season as most of the Company's customers are textile companies. Also, sales in January and February are generally low as most of the PRC companies have more than 2 weeks Chinese New Year Holidays. Working capital requirements fluctuate during the year, increasing somewhat in mid-Summer in anticipation of the Fall merchandising season and increasing substantially prior to the Christmas season when we must carry significantly higher inventory levels.

GOVERNMENTAL REGULATION OF OUR OPERATIONS IN CHINA

         All of our subsidiary companies operate from facilities that are located in the People's Republic of China. Accordingly, our subsidiaries' operations must conform to the governmental regulations and rules of China.

         THE CHINESE LEGAL SYSTEM

         The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the several states. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

         Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

         ECONOMIC REFORM ISSUES

         Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

        a)      We will be able to capitalize on economic reforms;

        b) The Chinese government will continue its pursuit of economic reform policies;

        c)      The economic policies, even if pursued, will be successful;

        d) Economic policies will not be significantly altered from time to time; and

        e) Business operations in China will not become subject to the risk of nationalization.

         Negative impact upon economic reform policies or nationalization could result in a total investment loss in our common stock.

         Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

         Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Rennin, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our telephone communications manufacturing company's operations.

         To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

         CHINA'S ACCESSION INTO THE WTO

         On November 11, 2001, China signed an agreement to become a member of the World Trade Organization sometimes referred to as the WTO, the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China's membership in the WTO was effective on December 11, 2001. China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions, provide trading and distribution rights for foreign firms, and open various service sectors to foreign competition. China's accession to the WTO may favorably affect our business in that reduced market barriers and a more transparent investment environment will facilitate increased investment opportunities in China, while tariff rate reductions and other enhancements will enable us to develop better investment strategies and attract investment capital. At the same time, the Company will face keen competitions from overseas suppliers following the reduction of tariffs. In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce members' commercial rights. Also, with China's entry to the WTO, it is believed that the relevant laws on foreign investment in China will be amplified and will follow common practices.

ITEM 2.  PROPERTIES.

         As of December 31, 2001, we had no office or facility for U.S. operations. The head office and production facilities of the Company are located in Harbin City, the capital of the Heilongjiang province. These facilities are leased by HLG to us pursuant to a 15-year lease, commencing January 1, 1996 at a rate of US $121,000 per year. The rental rate is adjustable, based on further mutual negotiation, every three years. The factories and office buildings cover a total area of approximately 317,000 square meters, comprising 244,000 square meters for production plants and 73,000 square meters for warehouses and offices.

         Our production facilities at present consist of a polyester staple fiber plant and polyester filament plant numbers 1 and 2. We own all plant and machinery at these factories. Long term land use rights for the land on which these facilities are situated are held by Longdi. Other supporting facilities, including a power plant and a thermo-electricity plant, are provided by HLG at agreed rates.

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

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending or to the best of our knowledge, any threatened legal proceedings. No director, officer or affiliate, or owner of record or of more than five percent (5%) of our securities, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to ours in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year there were no matters submitted to the shareholders for their approval.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Prices Of Common Stock


         Our common stock began quotation on the OTCBB in August 1995 under the symbol "AFBR". The trading market is limited and sporadic and should not be deemed to constitute an established trading market. The high and low bid prices of the common stock as reported on the OTCBB for the time periods indicated are set forth on the table below. Bid prices reflect inter-dealer prices with retail mark-up, mark-down or commission and may not represent actual transactions; prices do not reflect any commission or discount.

                                                              Price Range
                                                              -----------
                                                          High            Low
                                                          ----            ---
         Fiscal Year Ended December 31, 2000
              First Quarter                            $   1.70         $   .80
              Second Quarter                           $   1.00         $   .45
              Third Quarter                            $    .70         $   .45
              Fourth Quarter                           $    .72         $   .18

         Fiscal Year Ended December 31, 2001
              First Quarter                            $   3.60         $   .18
              Second Quarter                           $   1.24         $  1.73
              Third Quarter                            $   1.22         $   .49
              Fourth Quarter                           $   1.65         $   .61

         As of March 29, 2002, there were 25,321,319 shares of our common stock outstanding and we had approximately 1,100 stockholders of record.

        Our transfer agent is High Country Stock Transfer, Inc. located in Colorado Springs, CO.

         On February 12, 2002 we filed a Registration Statement on Form SB-2 registering the resale of 32,000,000 shares of our common stock issuable upon the conversion of our Series C Convertible Preferred Stock and warrants issued in a private placement in December 21, 2001

(b)      Shareholders

         As of March 29, 2002, there were 25,321,319 shares of common stock outstanding held by approximately 1,100 shareholders.

(c)      Dividends

         We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data of the Company and its subsidiaries. The selected historical consolidated financial data in the table for the Company's five fiscal years ended December 31, 1997, 1998, 1999, 2000 and 2001, are derived from the consolidated financial statements included elsewhere herein. The data should be read in conjunction with, and are qualified in their entirety by reference to, "Management's Discussion and Analysis of Results of Operations and Financial Condition", the Consolidated Financial
Statements of the Company and related Notes thereto, and other financial information contained elsewhere herein.


                                -------------------------------------------------------------------------------
                                                    In Thousands, Except Per Share Amounts

                                                           Year Ended December 31,

                                  1997         1998         1999         2000          2001           2001
                                  (Rmb)       (Rmb)         (Rmb)        (Rmb)         (Rmb)         (US$)
                                ---------- ------------- ------------ ------------ -------------- -------------
Income Statement Data
Sales                             494,897       460,448      452,218      538,493        420,112        50,738
Cost of sales                   (407,852)     (375,559)    (364,174)    (475,816)      (403,357)      (48,715)
                                ---------     ---------    ---------    ---------      ---------      --------
Gross Profit                       87,045        84,889       88,044       62,677         16,755         2,023
Other income, net                       -             -          913            -          1,498           181
Selling and administrative
expenses                         (18,134)      (19,271)     (17,735)     (19,598)       (18,354)       (2,216)
Provision for doubtful debts            -             -     (12,128)            -        (2,691)         (325)
Financial income/(expenses),net  (17,406)      (10,694)      (4,978)        8,300          (130)          (16)
                                ---------      --------      -------        -----          -----          ----
Income/(loss) before              51,505        54,924       54,116        51,379        (2,922)         (353)
income taxes
Income taxes                            -       (4,568)        (268)      (4,377)       (  371)         ( 45)
                                ---------       -------        -----      -------        -------         -----
Income/(loss) before minority
interests                          51,505        50,356       53,848       47,002        (3,293)         (398)
Minority interests               (16,831)      (16,502)     (17,301)     (15,951)          (958)         (116)
                                 --------      --------     --------     --------          -----          ----
Net income/(loss)                  34,674       33,854        36,547     (31,051)        (4,251)         (514)
                                 ========      ========     ========     ========        =======         =====
Earnings/(loss) per share*
  - Basic and diluted                1.39         1.36          1.67         1.26         (0.17)        (0.02)
                                     ====         ====          ====         ====         ======        ======
Other financial data
Income/(loss) before income
  taxes, minority interests,
  depreciation and
  amortization                    69,119         72,505      71,325       64,946         10,945         1,322
Balance sheet data
Current assets                    202,270       231,434      384,176      469,961        435,065        52,544
Working capital                  (35,538)       (9,398)       89,695      136,806        160,521        19,387
Total assets                      425,346       436,105      533,250      606,450        618,019        74,640
Current liabilities               237,808       240,832      294,481      333,155        274,544        33,157
Minority interests                 46,202        19,035       21,988       24,183         98,613        11,909
Total liabilities and
minority   interests              286,452       259,867      316,469      357,338        373,157        45,066
Shareholders' equity              138,894       176,238      216,781      249,112        244,862        29,574



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



         The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes thereto, and other financial information included elsewhere herein. Our financial statements of the Company are prepared in conformity with generally accepted accounting principles of the United States of America ("US GAAP").


RESULTS OF OPERATIONS

         The following table shows our selected consolidated income statement data for the three fiscal years ended December 31, 1999, 2000 and 2001. The data should be read in conjunction with, and qualified in their entirety by reference to, our Consolidated Financial Statements and related Notes thereto and other financial information included elsewhere therein:


--------------------------------------------------------------------------------------------------------
                                                                Year Ended December 31,

                                                         1999          2000           2001         2001
(In thousands)                                          (RMB)         (RMB)          (RMB)       (US $)
--------------------------------------------------------------------------------------------------------

Sales                                                 452,218       538,493        420,112       50,738

Cost of sales                                       (364,174)     (475,816)      (403,357)     (48,715)
                                                 ------------- -------------  -------------  -----------

Gross profit                                           88,044        62,677         16,755        2,023

Gross profit margin                                     19.5%         11.6%           4.0%         4.0%

Other income                                              913             -          1,498          181

Selling and administrative expenses                  (17,735)      (19,598)       (18,354)      (2,216)

Provision for doubtful debts                         (12,128)             -        (2,691)        (325)

Financial income/(expenses), net                      (4,978)         8,300          (130)         (16)
                                                 ------------- -------------  -------------  -----------

Income/(loss) before income taxes                      54,116        51,379        (2,922)        (353)

Income taxes                                            (268)       (4,377)        (  371)        ( 45)
                                                 ------------- -------------  -------------  -----------

Income/(loss) before minority interests                53,848        47,002        (3,293)        (398)

Minority interests                                   (17,301)      (15,951)          (958)        (116)
                                                 ------------- -------------  -------------  -----------

Net income/(loss)                                      36,547        31,051        (4,251)        (514)
                                                 ============= =============  =============  ===========


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

SALES AND GROSS PROFIT MARGIN

         Total sales for the year ended December 31, 2001, decreased by RMB118 million (US$14.3 million) or 22.0% to RMB420.1 million (US$50.7 million), compared to RMB538.5 million (US$65.0 million) for the corresponding period in 2000. During 2001, the total sales volume of polyester fibers was comparable to the prior year, however, the average unit selling prices of polyester fibers for the year ended December 31, 2001 decreased significantly by 12% to 25% (overall decrease of 21%) compared to the corresponding period in 2000. The continuous sluggishness of the Asian economy resulted in reductions in the selling prices of polyester fibers during 2001. Moreover, the cost of petroleum, being the major raw material of all polyester products, decreased during 2001, which also resulted in the decrease in selling prices of polyester fiber products.

         The gross profit margin decreased significantly from 11.6% in 2000 to 4.0% in 2001. The decrease was mainly due to the decrease in selling prices of polyester fibers, which outweighed the decrease in cost of polyester chips. In addition, we recorded gross loss in the fourth quarter of 2001 as most of the inventories sold during the quarter were manufactured from raw materials which were purchased at high cost in prior quarters, and the rate of decline in selling prices in the fourth quarter exceeded management's estimates.

OTHER INCOME

         Other income for the year ended December 31, 2001 represented cash dividend income received from the investment in the Heilongjiang Longdi Limited Liability Company ("Longdi").

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses decreased by RMB1.2 million (US$150,000) or 6.3% to RMB18.4 million (US$2.2 million) in 2001 from RMB19.6 million in 2000. The following events attributed to the overall decrease in selling and administrative expenses:

        (a) There was a savings in salaries and related expenses due to a reduction in headcount during the year.

        (b)     There  was  a  decrease  in  office  expenses,   travelling  and
                entertainment expenses resulting from a tighter cost control in 2001.

        (c) The decrease in administrative expenses was partially offset by an increase in transportation expenses as Asibao increased the usage of express delivery in order to shorten the delivery time and increase its competitiveness.

        (d) The decrease in selling expenses was partially offset by the increase in commission expenses. The increase in commission expenses was mainly due to shift of sales mix to those with higher commission rates per tone.

PROVISION FOR DOUBTFUL DEBTS

         Provision for doubtful debts increased from RMB 0 in 2000 to RMB 2.7 million (US$325,000) in 2001 as a result of management's ongoing analysis of the collectibility of its outstanding accounts receivable. Based on the payment histories of certain customers during 2001 and the Company's termination of its relationship with some of these customers, additional provision is considered necessary.

FINANCIAL INCOME/(EXPENSES), NET

         Net financial income decreased from RMB8.3 million in 2000 to net financial expenses of RMB130,000 (US$16,000) in 2001. The decrease was mainly due to a decrease in interest income on the amount due from HLG from RMB19.7 million in 2000 to RMB12 million (US $1.4 million) in 2001 and an increase in interest expense resulting from the higher balance of outstanding bank loans during 2001. The decrease in interest income resulted from our waiving interest of RMB10.4 million due from HLG.


YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

SALES AND GROSS PROFIT MARGIN

         Total sales for the year ended December 31, 2000, increased by RMB86.3 million or 19.1% to RMB538.5 million, compared to RMB452.2 million for the corresponding period in 1999. The total sales volume for the year ended December 31, 2000 increased by 2.7% compared to that of the corresponding period in 1999. The selling prices of polyester products for the year ended December 31, 2000 increased by 2% to 10% compared to that of the corresponding period in 1999. A series of anti-smuggling campaign and expansionary fiscal policies were launched by the PRC government in 1999, alleviating the over-supply of polyester products in the domestic market. This resulted in a marginal increase in both the selling prices and sales volume of polyester fibers product. Moreover, the cost of petroleum, being the major raw material of all polyester products, increased during the year, which resulted in the increase in selling prices of polyester fiber products. The increase in sales was also attributable to the increase in sales of polyester chips and sub-standard polyester products to outsiders and related companies at cost.

         The decrease in gross profit margin from 19.5% in 1999 to 11.6% in 2000 was mainly due to the increase in the cost of polyester chips by 28.5% which outweigh the marginal increase in selling prices of polyester fiber products.

OTHER INCOME

         Other income for the year ended December 31, 1999 represented cash dividend income received from the investment in Longdi.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses increased by RMB1.9 million or 10.5% to RMB19.6 million in 2000 from RMB17.7 million in 1999. The following events attributed to the overall increase in selling and administrative expenses:

        (a) There was an increase in commission expenses by RMB 1.5 million as more salesperson met the sales budget during the year.

        (b) There was an increase in transportation expenses by RMB 1.3 million as there was no discount offered by PRC railway authorities during the year while there was a charge reduction of 25-30% in 1999.

        (c) There was a decrease in administrative expenses as Asibao incurred professional and consultancy fees for tax filing in the PRC and settled claims for damages due to sub-standard quality of product sold of approximately RMB1.1 million in 1999 (2000:
                nil).

PROVISION FOR DOUBTFUL DEBTS

         Management reviews each debtor and assesses its collectibility on an individual basis and concluded that no additional provision for doubtful debts was required for the year ended December 31, 2000 (1999: RMB 12.1 million).

FINANCIAL INCOME/(EXPENSES), NET

         Net financial expenses changed from RMB5.0 million in 1999 to net financial income of RMB8.3 million in 2000. The change was due to the increase in interest income on the amount due from HLG from RMB8.4 million (US$1.0 million) in 1999 to RMB19.7 million in 2000. The increase was due to the fact that Asibao increased its advances to HLG during the year. In addition, the change was also a result of a decrease in the average bank borrowing rate from 7.6% in 1999 to 6.4% in 2000.

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

         During 1999, Asibao was successful in a claim to the local tax bureau for an additional tax-free holiday for 1998, the Company's third profitable year. Accordingly, the preferential income tax rate of 15% for the remaining years of the Joint Venture with a 50% reduction for 3 consecutive years commencing rom 1999, the Company's fourth profitable year, under certain tax regulations for the advanced technology enterprises issued by the local government. Accordingly, the income taxes provided in 1998 were reversed in 1999.

         2000 was the fifth profitable year and income taxes were provided accordingly.


LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity needs are to fund inventories, trade receivables and amount due from HLG, a minority joint venture partner and a major supplier of raw materials. We have financed our working capital requirements primarily through internally generated cash and bank borrowings.

         We had a working capital surplus of approximately RMB160.5 million (US$19.4 million) as of December 31, 2001, compared to that of RMB136.8 million as of December 31, 2000. Net cash provided by operating activities for the year ended December 31, 2001 was approximately RMB28.9 million (US$3.5 million), as compared to RMB84.4 million for the corresponding period in 2000. Net cash flows from our operating activities are attributable to our results of operations and changes in operating assets and liabilities.

         During 2001, we incurred an additional net RMB66.2 million (US$8.0 million) in short term bank borrowings and made an additional advance of RMB63.7 million (US$7.7 million) to the minority joint venture partner. As of December 31, 2001, we had short-term bank borrowings of RMB247.8 million (US$29.9 million), of which RMB156.0 million (US$18.8 million) were secured by corporate guarantees given by Longdi, and RMB91.8 million (US$11.1 million) is secured by certain of our fixed assets. As of December 31, 2001, HLG owed to us a total amount of RMB423.4 million (US$51.1 million). In March 2002, we entered into an agreement where HLG agreed to settle RMB160.0 million (US$19.3 million) by offsetting the cost of our future purchases and utility charges at a rate of RMB10 million per month for 16 months, commencing in March 2002, and repay cash of RMB0 million before December 31, 2002.

         Our investing activities mainly represents purchases of fixed assets of RMB374,000. We do not expect to make investment and capital expenditures of material importance in the coming year.

         On December 21, 2001, we entered into an agreement to sell US$2 million of convertible preferred stock and a warrant to purchase up to 1,750,000 million shares of common stock at US$.01 per share (Preferred Stock Agreement). The sale of the preferred stock and warrant will occur five days after a registration statement covering 9,875,000 shares of our common stock is declared effective by the United States Securities and Exchange Commission ("closing date"). The Preferred Stock is convertible into our common shares at any time, subject to a limitation of 4.99% ownership of our outstanding common stock, during the period of two and one half years commencing on the closing date, at which time the Preferred Stock is automatically converted.

         The conversion price for each share of the Preferred Stock is the lesser of (a) $4.00 or one hundred twenty-five percent of the average of the closing bid price per share of our common stock during the five trading days immediately preceding the closing date or (b) one hundred percent of the average of the three lowest closing bid prices per share of our common stock during the thirty trading days immediately preceding the conversion date.

         The Preferred Stock is redeemable solely at our option at a redemption price of 150% of the stated value of each share of the Preferred Stock and earns cumulative dividends (in cash or shares of common stock) at the rate of two percent per annum on the stated value.

         On February 12, 2002, we filed a registration statement with the SEC to register the number of shares specified in the Preferred Stock Agreement. On February 12, 2002, 32 million shares and the purchase price are held in escrow pending the registration statement being declared effective by the SEC.

         There has been no other significant change in financial condition and liquidity since the fiscal year ended December 31, 2001. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.


CRITICAL ACCOUNTING POLICIES

         Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, accounts receivable and allowance for doubtful accounts, inventories, income taxes and valuation of long term investments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe that the following are some of the more significant judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Trade receivables and allowance for doubtful debts

         The allowance for doubtful debts is provided based on management's judgment and on the evaluation of collectibility and aging analysis of trade receivables. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness and the past collection history of each customer. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

         Inventories are stated at lower of cost or market value. Cost is determined using the weighted average cost basis and, in the case of work in progress and finished goods, is comprised of direct materials, direct labour and an appropriate portion of overhead. The market value of raw materials and supplies are determined on the basis of net realizable value. An allowance for loss on decline in market value and obsolescence is provided based on the difference between the costs of inventories and the estimated market value based upon estimations about future demand and market conditions. If actual market conditions are less favourable than those projected by management, an additional inventory provision may be required.

Deferred tax asset

         As of December 31, 2001, we had approximately RMB2.1 million (US$254,000) of gross deferred tax assets, including RMB658,000 (US$79,000) related to net operating loss carryforwards that expire at various dates through 2006 and RMB1.8 million (US$217,000) related to temporary differences between the book and tax bases of fixed assets. At December 31, 2001, we recorded a valuation allowance of RMB658,000 (US$79,000) to reduce our deferred tax assets to the amount that we believe will more likely than not be realized, as management estimates that we will not have taxable income for the foreseeable future.

Amount due from a minority joint venture partner

         The balance due from a minority joint venture partner includes the advances to HLG less the amounts payable to HLG for purchases or raw materials and utilities. The Group does not require collateral and all of the balances are unsecured. HLG agreed to repay RMB 160 million by offsetting against the payables in respect of purchases of raw materials and utilities for the following sixteen months from March 1, 2002 onward.

Investment

         Our equity investment is in the form of legal entity shares of a public entity in the PRC. Based on the fact that legal entity shares in the PRC cannot be traded, our limited ownership (4.25%) and our inability to exert influence over the operations of this entity, the investment is accounted for by the cost method and is classified as long-term investment. We periodically evaluate the carrying value of this long term investment for impairment based on market prices of the publicly traded shares, earnings trends, dividend payment, assets quality and the long-term prospect of the investment. We will make a provision against earnings to the extent that any decline in value is determined to be other than temporary.

Revenue recognition

         Sales revenue represents the invoiced value of goods sold, net of returns and allowances. Sales revenue is recognized upon delivery of goods to customers when all performance obligations have been completed and is reasonably assured collectibility.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         We do not have any market risk with respect to such factors as commodity prices, equity prices, and other market changes that affect market risk sensitive investments.

         With respect to foreign currency exchange rates, we do not believe that a devaluation or fluctuation of the RMB against the US dollar would have a detrimental effect on our operations, since we conduct virtually all of our business in China, and the sale of our products and the purchase of raw materials and services is settled in RMB. The effect of a devaluation or fluctuation of the RMB against the US dollar would affect our results of operations, financial position and cash flows, when presented in US dollars (based on a current exchange rate) as compated to RMB.

         We do not have any interest rate risk, as our debt obligations are primarily short-term in nature, with fixed interest rates.

ENVIRONMENTAL MATTERS:

         Management believes that we comply with all national and local environment protection laws and regulations of the PRC. In 1999, 2000 and 2001, compliance with the provisions of all national and local environmental laws and regulations did not have a material effect upon earnings, capital expenditures or our competitive position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)      Financial Statements

The financial statements of the Company are set forth at the end hereof.

(b)     Interim Financial Statements.

         Not Applicable.

(c)      Financial Statements of Businesses Acquired and to be Acquired.

         None.

                                    PART III

ITEM  10.  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of December 31, 2001. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

                 NAME          AGE                 POSITION
                 ----          ---                 --------

Lung Po Ching                  55       Chairman of the Board and CEO

Rui Min Zhao                   53       Vice Chairman of the Board and President

Feng Jie Liu                   54       Chief Financial Officer and Director

Wai On Wan                     28       Secretary and Director

         Mr. Lung Po Ching, has been the Chairman of the Board since January 22, 2000 and was appointed Chief Executive Officer on June 1, 2000. Mr. Ching has been involved for more than 20 years in the management of production and technology of industrial enterprises in the PRC. Mr. Ching graduated from the Harbin Military and Engineering Institute in 1968 and holds the title of Senior Engineer. Mr. Ching has also been the Chairman of the Board of Directors, Chief Executive Officer and President of China Resources Development, Inc. (CHRB), which is listed on Nasdaq SmallCap, since January 1999, February 1999 and June 1999, respectively. Mr. Ching has also been the Chairman of the Board of Directors and President of OVM International Holding Corp. (OVMI), which is included on the OTC Bulletin Board operated by the NASD, since September 1996.

        Mr. Rui Min Zhao, has been the Vice Chairman of the Board and President since January 22, 2000. Mr. Zhao is also the General Manager of Asibao. Mr. Zhao has many years of experience in the management of chemical fiber and textile enterprises. He has won several titles and awards such as the "National Medal of Outstanding Entrepreneur", the "National Model Worker of Textile Industry" and the "May First Labor Medal". Mr. Zhao graduated from the department of mechanical engineering of Harbin Industrial University in 1975.

        Mr. Feng Jie Liu, has been the Chief Financial Officer and a Director since January 22, 2000. Mr. Liu has over 30 years of financial management experiences. Mr. Liu graduated from Forestry Institute in Heilongjiang Province in 1967 with a concentration in financial management.

        Mr. Wai On Wan, has been the Secretary and a Director of the Company since January 22, 2000. Mr. Wan has been involved in corporate strategy and business development for high-tech industry. He was the Founder and Co-CEO of Iconcept.net Ltd., a company that focuses on providing web solution services to local companies. Mr. Wan graduated from Rutgers University, New Jersey in 1996 with a concentration in Finance.

Section 16(a) Beneficial Ownership Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of our knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid during fiscal years ended December 31, 1999, 2000 and 2001 to our Chief Executive Officer. No other executive officer received annual compensation in excess of $100,000 per annum.


                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------- -----------------------------------
                                 Annual Compensation                                         Long-Term Compensation
                                                                                           Awards            Payouts
                                                                                       -------------- --------------------
                                                                                        Securities
                                                                            Restricted  Underlying              All
                                                                            Stock      Options/SARs   LTIP      Other
Name and Principal         Year    Salary     Bonus ($)    Other Annual     Award(s)        (#)       Payouts   Compensa-tion
Position                              ($)                Compensation ($)      ($)                      ($)        ($)
-------------------------- ------- ---------- ---------- ------------------ ---------- -------------- --------- ----------

Lung Po Ching, CEO         2001     154,000       -              -              -            -           -          -

Lung Po Ching, CEO         2000     110,000       -              -              -            -           -          -

Lung Po Ching, CEO         1999        -          -              -              -            -           -          -


COMPENSATION AGREEMENTS

         On June 1, 2000, we entered into a Service Agreement with Lung Po Ching. In accordance with the terms of the Service Agreement, Mr. Ching was employed as our Chief Executive Officer to perform such duties as the Board of Directors shall from time to time determine. Mr. Ching shall receive a base salary of HK$1,200,000 (US$154,000) annually, which base salary shall be adjusted on each anniversary of the Service Agreement to reflect a change in the applicable consumer price index or such greater amount as the Company's Board of Directors may determine. The Service Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein.

         On June 1, 2000, the Company entered into an Employment Agreement with Wai On Wan. In accordance with the terms of the Employment Agreement, Mr. Wan was employed as our Corporate Secretary and to perform such duties as the Board of Directors shall from time to time determine. Mr. Wan shall receive a base salary of HK $480,000 (US$62,000) annually, which base salary shall be adjusted on each anniversary of the Employment Agreement to reflect a change in the applicable consumer price index or such greater amount as the Board of Directors may determine. The Employment Agreement has a term of two years and shall be automatically renewed unless earlier terminated as provided therein.

BOARD OF DIRECTORS

         Directors are reimbursed for travel and other expenses relating to meetings of the Board of Directors and its committees.

STOCK OPTION PLAN

        No stock options or stock appreciation rights were granted to any directors or officers of the Company during 2000 or 2001.

         Neither the Company nor any subsidiary maintains or has maintained in the past, any employee benefit plans.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of March 29, 2002 with respect to (i) the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of we, each director, each executive officer and all of our executive officers and directors as a group, (ii) the number of shares of common stock owned by each such person and group and (iii) the percent of our common stock so owned. The percentages are based on shares outstanding.

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


                                                Number of Shares of Common       Percentage of Outstanding Common
Name and Address of Beneficial Owner            Stock Beneficially Owned         Stock Beneficially Owned

Hearty Holdings Limited                                  10,115,435                           39.95%
Room 2105, 21/F, West Tower, Shun Tak Center,
200 Connaught Road Central Sheung Wan, Hong
Kong

Feng Jie Liu (1)                                          5,057,717                           19.97%
Room 2105, 21/F, West Tower, Shun Tak Center,
200 Connaught Road Central, Sheung Wan, Hong
Kong

Shi Dong Song(2)                                          5,057,718                           19.98%
Room 2105, 21/F, West Tower, Shun Tak Center,
200 Connaught Road Central, Sheung Wan, Hong
Kong

Well Gain Investments Limited                             1,751,950                            6.92%
Room 2103-2104
21/F Treasure Centre
42 Hung To Road
Kwun Tong, Hong Kong

Yi Xin Zhu (3)                                            1,751,950                            6.92%
Room 2103-2104
21/F Treasure Centre
42 Hung To Road
Kwun Tong, Hong Kong

NJI No. 2 Investment Fund                                 4,981,085                           19.67%
6 Battery Road, No. 42-01
Singapore 049909

All Officers and Directors as a group                     5,057,717                           19.97%
(4 persons)
---------------------------

(1) Mr. Liu, a Company's director, is the beneficial owner of these shares through his 50% ownership of Hearty Holdings Limited.

(2) Mr. Song, a director of Asibao, is the beneficial owner of these shares through his 50% ownership of Hearty Holdings Limited.

(3) Mr. Zhu is the beneficial owner of these shares through his 100% ownership of Well Gain Investments Limited.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On January 22, 2000, pursuant to the an agreement with between us Far Beyond Acquisition, Horler, Far Beyond and the Far Beyond stockholders transferred all of the issued and outstanding shares of the capital stock of Far Beyond to us in exchange for 8,757,951 shares of our common stock, representing approximately 88% of our outstanding shares of the common stock.

         Concurrently with and as a condition of the closing of the Far Beyond Acquisition Agreement, pursuant to the Disposal Agreement between us and Horler, we transferred to Horler the entire share capital of Westronix Limited in full and final satisfaction of the Second Horler Note. Also, concurrently with and as a condition of such closing, pursuant to the Assignment Agreement between us and China Strategic Holdings Limited, we assigned to China Strategic Holdings Limited, in settlement of the outstanding indebtedness we owed to China Strategic Holdings Limited, the New Regal Note and the Harlequin Note.

         Pursuant to a purchase agreement dated January 10, 1996 between Asibao and Longdi, an associated company of HLG, a 30% joint venture partner of Asibao, Longdi agreed to guarantee the supply of polyester chips, to Asibao at a 5-10% discount to the prevailing market prices offered to other purchasers of polyester chips with a first right of refusal to Asibao. The discount was agreed based on mutual negotiations and after taking into account the savings in transporation costs (excluding packaing costs) and wastage on transportation. In addition, an additional 3% discount was also granted by Londi to allow for savings of packaging materials as a result of the reduced distance of transportation. The polyester chips purchased from Longdi or its subsidiary, through HLG in 2001 amounted to RMB 296.4 million (2000: RMB 341.9 million and 1999: RMB 239.1 million).

         HLG agreed to lease to Asibao the factories and office building in Harbin the PRC commencing on January 1, 1996. The rental agreement is for a period of 15 years at an annual rental of RMB1,004,000 which is adjustable, based on further mutual agreement, every three years.

         Asibao purchases and sells a significant portion of its raw materials and finished goods to HLG and its affiliates. The amount of such purchases were RMB 26,,447,000, RMB 52,388,000 and RMB 39,521,000 for the years ended December 31, 1999, 2000 and 2001, respectively. The amount of such sales were RMB 17,912,000, RMB 64,017,000 and RMB 29,705,000 for the years ended December 31,
1999, 2000 and 2001, respectively.

         Asibao also paid utility charges to HLG which amounted to RMB 26,409,000, RMB 27,431,000 and RMB 24,801,000 for the years ended December 31,
1999, 2000 and 2001, respectively.

         As at December 31, 2001 and 2000, the balances due from HLG to Asibao amounted to RMB 423.4 million and RMB359.8 million, respectively. Except for the amount of RMB 247.8 million and RMB359.8 million for 2001 and 2000, respectively, which bears interest at the borrowing rate of the Company's bank loans, the balances are unsecured and interest-free. The interest charged by Asibao to HLG amounted to RMB 12.2 million and RMB 19.6 million for the years ended December 31, 2001 and 2000, respectively.

         On March 1, 2002, the Company entered into an agreement with HLG whereby HLG agreed to repay RMB 160 million by offsetting against the payables in respect of purchases of raw materials and utilities of RMB 10 million per month for the following sixteen months from the date of the agreement.



ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

       Exhibit Number                     Description

        2.1 Acquisition Agreement; incorporated herein by reference to Exhibit C of the Proxy Statement of the Company filed on November 2, 1999.

        2.2 Disposal Agreement; incorporated herein by reference to Exhibit A of the Proxy Statement of the Company filed on November 2, 1999.

        2.3     Assignment  Agreement;   incorporated  herein  by  reference  to
                Exhibit B of the Proxy Statement of the Company filed on November 2, 1999.

        3.1(4)  Certificate  of   Incorporation   as  filed  with  the  Delaware
                Secretary of State with amendments; [Incorporated herein by reference to Form 10-KSB filed on April 14, 2000.]

        3.2(4) Bylaws; [Incorporated herein by reference to Form 10-KSB filed on April 14, 2000.]

        4.1 Convertible Preferred Stock Purchase Agreement, dated as of December 21, 2001; incorporated by reference to Form SB-2 filed on February 11, 2002.

        5.1     Opinion Regarding Legality*

        23.1    Consent of Independent Accountants*

                                   SIGNATURES


                                    ASIA FIBER HOLDINGS LIMITED


                                    By: /s/ Rui Min Zhao
                                        ---------------------------------------
                                    Name:   Rui Min Zhao
                                    Title:  President

Dated: April 15, 2002

         Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/  Rui Min Zhao                                     Dated: April 15, 2002
   --------------------------------------------------
         Rui Min Zhao
         President and Vice Chairman of the Board

By: /s/  Feng Jie Lii                                     Dated: April 15, 2002
   --------------------------------------------------
         Feng Jie Liu
         Chief Financial Officer and Director
(principal financial and accounting officer)

By: /s/  Lung Po Ching                                    Dated: April 15, 2002
   --------------------------------------------------
         Lung Po Ching
         Chairman of the Board and CEO

By: /s/  Wan Wai On                                       Dated: April 15, 2002
   --------------------------------------------------
         Wan Wai On
         Secretary and Director

                        Consolidated Financial Statements


                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

                  Years ended December 31, 1999, 2000 and 2001

                       With Report of Independent Auditors

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONTENTS


                                                                Pages


Report of Independent Auditors                                   F-1

Consolidated Balance Sheets                                      F-2

Consolidated Statements of Operations                            F-3

Consolidated Statements of Changes in Shareholders' Equity       F-4

Consolidated Statements of Cash Flows                            F-5

Notes to Consolidated Financial Statements                    F6 - F24

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
Asia Fiber Holdings Limited


We have  audited  the  accompanying  consolidated  balance  sheets of Asia Fiber
Holdings Limited and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asia Fiber Holdings Limited and subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.







Ernst & Young
Hong Kong
March 12, 2002

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2000 and 2001

(Amounts in thousands except share and per share data)

                                                                    Notes                2000              2001            2001
ASSETS                                                                                    RMB               RMB             US$
CURRENT ASSETS
Cash and cash equivalents                                                              11,403             9,739           1,177
Trade receivables, less provision for doubtful debts
  of RMB12,128 in 2000 and of RMB14,819 in 2001                       5                58,071            33,094           3,997
Bills receivable                                                                        6,889             1,740             210
Other receivables and prepayments                                                         285             1,610             194
Inventories and consumable supplies inventories, net                  6                28,367            24,847           3,001
Amount due from a minority joint venture partner                     11               359,762           363,435          43,893
Amounts due from related companies                                   11                 5,184               600              72
                                                                                       ------            ------          ------

TOTAL CURRENT ASSETS                                                                  469,961           435,065          52,544

FIXED ASSETS                                                          7               120,652           107,159          12,942

INVESTMENT                                                            8                13,995            13,995           1,690

Amount due from a
minority joint venture partner                                       11                     -            60,000           7,247

DEFERRED INCOME TAXES                                                 4                 1,842             1,800             217
                                                                                       ------            ------          ------

TOTAL ASSETS                                                                          606,450           618,019          74,640
                                                                                       ======            ======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Bank loans                                                            9               181,600           247,800          29,927
Accounts payable                                                                          455               254              31
Deposits from customers                                                                16,183             5,875             709
Accrued liabilities and other payables                                                 21,389            12,815           1,548
Amount due to a director                                             11                 6,503             7,471             902
Amounts due to related companies                                     11                72,481                 -               -
Income taxes payable                                                                      827               329              40
Dividend payable                                                     12                33,717                 -               -
                                                                                       ------            ------          ------

TOTAL CURRENT LIABILITIES                                                             333,155           274,544          33,157

MINORITY INTEREST                                                                      24,183            98,613          11,909
                                                                                       ------            ------          ------

TOTAL LIABILITIES AND MINORITY INTERESTS                                              357,338           373,157          45,066
                                                                                       ------            ------          ------

COMMITMENTS                                                          15

SHAREHOLDERS' EQUITY
Preferred stock, par value of US$0.01 each;
   Authorized:
        10,000,000 (2000: 10,000,000) shares
Common stock, par value of US$0.01 each
    Authorized:
        75,000,000 (2000: 75,000,000) shares
    Issued and fully paid:
        24,881,319 (2000: 24,881,319) shares                         10                 2,057             2,057             249
Additional paid-in capital                                           10                69,738            69,738           8,422
Reserves                                                             14                19,451            19,451           2,350
Retained earnings                                                                     157,447           153,196          18,502
Accumulated other comprehensive income                                                    419               420              51
                                                                                       ------            ------          ------

TOTAL SHAREHOLDERS' EQUITY                                                            249,112           244,862          29,574
                                                                                       ------            ------          ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            606,450           618,019          74,640
                                                                                       ======            ======          ======




The accompanying notes form an integral part of these consolidated financial statements.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED December 31, 1999, 2000 and 2001

(Amounts in thousands except share and per share data)



                                                                 Year ended        Year ended        Year ended        Year ended
                                                                December 31,      December 31,      December 31,      December 31,
                                                                       1999              2000              2001              2001
                                                       Notes            RMB               RMB               RMB               US$
SALES, including finished goods sold
    to related parties of RMB17,912,
    RMB64,017 and RMB29,705 in 1999,
    2000 and 2001, respectively                                     452,218           538,493           420,112            50,738

COST OF SALES,  including  raw  materials
    purchased  from  related  parties  of
    RMB247,156,  RMB379,979  and  RMB335,938;
    finished  goods  purchased  from
    related parties of RMB18,344, RMB14,308
    and RMB nil; utility charges paid to
    related parties of RMB26,409, RMB27,431
    and  RMB24,801;  rental  expenses  for
    leasing of plant and  machinery  from
    related parties of RMB1,004, RMB1,004 and
    RMB1,004 in 1999, 2000 and 2001, respectively                (  364,174)         (475,816)         (403,357)          (48,715)
                                                                     ------            ------            ------            ------

GROSS PROFIT                                                         88,044            62,677            16,755             2,023

OTHER INCOME,  NET, including dividend income
   of RMB1,030,  RMB nil and RMB1,498
   from an associate  company of the Company's
    minority  shareholder  in 1999,
    2000 and 2001, respectively                                         913                 -             1,498               181

SELLING AND ADMINISTRATIVE EXPENSES                              (   17,735)        (  19,598)       (   18,354)     (      2,216)

PROVISION FOR DOUBTFUL DEBTS                                     (   12,128)                -        (    2,691)     (        325)

FINANCIAL INCOME/(EXPENSES),
   Foreign exchange gains, net                                            2                 -                 -                -
   Interest income                                                    8,515            19,752            12,230             1,477
   Interest expenses                                             (   13,495)        (  11,452)       (   12,360)     (      1,493)
                                                                     ------            ------            ------            ------

INCOME/(LOSS) BEFORE INCOME TAXES                                    54,116            51,379        (    2,922)     (        353)

INCOME TAXES                                             4       (      268)        (   4,377)       (      371)     (         45)
                                                                     ------            ------            ------            ------

INCOME/(LOSS) BEFORE MINORITY INTERESTS                              53,848            47,002        (    3,293)     (        398)

MINORITY INTEREST                                                (   17,301)        (  15,951)       (      958)     (        116)
                                                                     ------            ------            ------            ------

NET INCOME/(LOSS)                                                    36,547            31,051        (    4,251)     (        514)
                                                                     ======            ======            ======            ======

EARNINGS/(LOSS) PER SHARE - Basic and Diluted          3(k)            1.67              1.26        (     0.17)     (       0.02)
                                                                     ======            ======            ======            ======




The accompanying notes form an integral part of these consolidated financial statements.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED December 31, 1999, 2000 and 2001

(Amounts in thousands except share and per share data)



                                                                                                             Accumulated
                                                                    Additional                                     other
                                                          Share        paid-in                 Retained    comprehensive
                                             Notes      capital        capital    Reserves     earnings           income       Total
                                                            RMB            RMB         RMB          RMB              RMB         RMB

Balance at January 1, 1999                                1,811         64,771      11,637       97,663              356     176,238

Gain on sales of fixed assets to the
    Company's minority shareholder
    attributable to the Company                               -          3,971           -            -                -       3,971

Net income                                                    -              -           -       36,547                -      36,547

Currency translation adjustments                              -              -           -            -               25          25
                                                                                                                              ------
Comprehensive income                                                                                                          36,572
                                                                                                                              ------

Transfer to/(from) reserves                   14              -              -       4,208   (    4,208)               -           -
                                                         ------         ------      ------       ------           ------      ------

Balance at December 31, 1999                              1,811         68,742      15,845      130,002              381     216,781

Shares of common stock (2,985,664  shares) owned by
    the original shareholders of ARHL at
    the date of Reverse Acquisition                         246            996           -            -                -       1,242

Net income                                                    -              -           -       31,051                -      31,051

Currency translation adjustments                              -              -           -            -               38          38
                                                                                                                              ------
Comprehensive income                                                                                                          31,089
                                                                                                                              ------

Transfer to/(from) reserves                   14              -              -       3,606   (    3,606)               -           -
                                                         ------         ------      ------       ------           ------      ------

Balance at December 31, 2000                              2,057         69,738      19,451      157,447              419    249,112

Net loss                                                      -              -           -   (    4,251)                (     4,251)

Currency translation adjustments                              -              -           -            -               1           1
                                                                                                                              ------
Comprehensive income                                                                                                    (     4,250)
                                                                                                                              ------

Transfer to/(from) reserves                   14              -              -           -            -                -           -
                                                         ------         ------      ------       ------           ------      ------

Balance at December 31, 2001                              2,057         69,738      19,451      153,196              420    244,862
                                                         ======         ======      ======       ======           ======      ======






The accompanying notes form an integral part of these consolidated financial statements.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

AS OF December 31, 1999, 2000 and 2001

(Amounts in thousands except share and per share data)


                                                                 Year ended        Year ended        Year ended        Year ended
                                                               December 31,      December 31,      December 31,      December 31,
                                                                       1999              2000              2001              2001
                                                                        RMB               RMB               RMB               US$
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income/(loss)                                                36,547            31,051         (   4,251)        (     514)
Adjustments to reconcile net income(loss) to net
    cash provided by operating activities:
    Depreciation                                                     17,209            13,567            13,867             1,675
    Minority interest                                                17,301            15,951               958               116
    Bad debts expense                                                12,128                 -             2,691               325
Decrease/(increase) in assets:
    Trade receivables                                                 6,189        (    1,203)           22,286             2,692
    Bills receivable                                                  4,099        (    5,589)            5,149               622
    Other receivables and prepayments                                   170               276         (   1,325)        (     160)
    Inventories and supplementary consumable inventories             11,822        (    1,578)            3,520               425
    Amount due from related companies                                   332            23,977             4,584               554
    Deferred income taxes                                               200               200                42                 5
Increase/(decrease) in liabilities:
    Accounts payable                                                  2,419        (    3,860)        (     201)        (      24)
    Deposits from customers                                          32,220        (   28,097)        (  10,308)        (   1,245)
    Accrued liabilities and other payables                              356        (    8,288)        (   8,574)        (   1,036)
    Amount due to a director                                          4,566               769               968               117
    Amount due to related companies                              (    1,641)           46,902                 -                 -
    Income taxes payable                                         (    1,932)              291         (     498)        (      60)
                                                                     ------            ------            ------            ------
Net cash provided by operating activities                           141,985            84,369            28,908             3,492
                                                                     ------            ------            ------            ------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Purchases of fixed assets                                    (    1,017)       (      577)        (     374)        (      45)
    Proceeds on sales of fixed assets to related party               47,218                 -                 -                 -
    Advances to a minority joint venture partner                   (166,557)       (   98,692)        ( 142,083)        (  17,160)
    Increase in investment                                       (    9,490)       (      605)                -                 -
    Amounts due from related companies                           (   17,954)                -                 -                 -
    Advances from related companies                                  10,282            13,481            45,684             5,518
                                                                     ------            ------            ------            ------
Net cash used in investing activities                              (137,518)       (   86,393)        (  96,773)        (  11,687)
                                                                     ------            ------            ------            ------

CASH FLOWS PROVIDED BY/(USED IN)
    FINANCING ACTIVITIES
        New issue shares for Reverse Acquisition                          -             1,242                 -                 -
        Proceeds from bank borrowings                               177,880           181,600           247,800            29,927
        Repayments of bank borrowings                              (179,400)         (177,880)        ( 181,600)        (  21,932)
                                                                     ------            ------            ------            ------
Net cash provided by/(used in) financing activities              (    1,520)            4,962            66,200             7,995
                                                                     ------            ------            ------            ------

Exchange differences on cash and cash equivalents                        24                38                 1                 -
                                                                     ------            ------            ------            ------

Net increase/(decrease) in cash and cash equivalents                  2,971             2,976         (   1,664)        (     200)
Cash and cash equivalents, at beginning of year                       5,456             8,427            11,403             1,377
                                                                     ------            ------            ------            ------

Cash and cash equivalents, at end of year                             8,427            11,403             9,739             1,177
                                                                     ======            ======            ======            ======





The accompanying notes form an integral part of these consolidated financial statements.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

1.         ORGANIZATION AND PRINCIPAL ACTIVITIES

           Asia Fiber Holdings Limited (the "Company") was formerly known as Asia Resource Holdings Limited ("ARHL") and was incorporated in the State of Delaware, the United States of America on March 5, 1982. The Company's shares are listed for trading on the United States Over-the-counter Bulletin Board. On March 13, 2000, ARHL changed its name to Asia Fiber Holdings Limited.

           Far Beyond Investments Limited ("FB") was incorporated in the British Virgin Islands on March 21, 1995 with limited liability. Its principal investment is a 70% equity interest in Harbin Asibao Chemical Fiber Co., Limited ("Asibao" or the "Joint Venture") and the principal activity of Asibao is the manufacture and sale of synthetic fiber products.

           Asibao was established as a Sino-foreign joint venture company in the People's Republic of China (the "PRC") between Heilongjiang Longdi Group Co., Limited ("HLG") (30%) and FB (70%) on October 18, 1995 with a tenure of 30 years from the date of the business license. The tenure can be extended by agreement between the joint venture partners with the necessary approval from the relevant government agencies. The registered capital of Asibao is US$12 million, contributed by HLG as to US$3.60 million (approximately RMB29.88 million) and by FB as to US$8.40 million (approximately RMB69.72 million).

           On January 22,  2000,  pursuant  to an  acquisition  agreement  dated
           September 10, 1999, FB became a wholly-owned subsidiary of the Company through a share exchange. The transaction was executed as a reverse acquisition ("Reverse Acquisition") whereby all of the issued and outstanding shares of common stock of FB were exchanged for 88% of the aggregate issued and outstanding common stock of ARHL. For accounting purposes, this transaction was treated as the issuance of stock by FB for the net monetary assets of ARHL, accompanied by a recapitalization, with no goodwill or other intangible assets recorded. For financial reporting purposes, FB is considered as the acquiror and therefore, the historical operating results of ARHL are not presented. Accordingly, the historical financial statements prior to January 1, 2000 are those of FB except for share capital which represents that of the Company immediately after the Reverse Acquisition.


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

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

3.         PRINCIPAL ACCOUNTING POLICIES

           (a)       Basis of consolidation
                     The consolidated financial statements include the accounts of the Company and its subsidiaries. The results of the subsidiary acquired in 2000 are consolidated from its acquisition date. All material intercompany balances and transactions have been eliminated on consolidation.

           (b)       Cash and cash equivalents
                     The Company considers cash and cash equivalents to include cash on hand and deposits with banks with original terms of maturity of three months or less at the date of acquisition.

                     At December 31, 2001, cash and cash equivalents included foreign currency deposits equivalent to RMB25 (US$3)(2000:
                     RMB1,727 (US$208)).

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

                     Consumable  supplies  inventories  consist  of   consumable
                     parts and are carried at cost.

           (d)       Fixed assets and depreciation
                     Fixed assets are stated at cost less accumulated depreciation. Expenditure incurred after the fixed assets have been put into operation, such as repairs and maintenance, is normally charged to the profit and loss account in the period in which it is incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the fixed asset, the expenditure is capitalized as an additional cost of that fixed asset.

                     Depreciation is calculated on the straight-line basis to write off the cost less estimated residual value of each asset over its estimated useful life. The estimated useful lives of fixed assets are as follows:

                     Machinery and equipment     8 - 15 years
                     Motor vehicles              10 years

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

3.         PRINCIPAL ACCOUNTING POLICIES (continued)

           (e)       Investment
                     The unlisted equity investment, Heilongjiang Longdi Limited Liability Company ("Longdi"), an associated company of HLG, not being a subsidiary or company over which the Company is in a position to exercise significant influence or to control the financing and operating decisions, is accounted for by the cost method.

           (f)       Revenue recognition
                     Sales revenue represents the invoiced value of goods sold, net of returns and allowances. Sales revenue is recognized upon delivery of goods to customers when all performance obligations have been completed and collectibility is reasonably assured.

           (g)       Foreign currency transactions
                     The functional currency of substantially all the operations of the Company is Renminbi ("RMB"), the national currency of the PRC. The financial statements of subsidiary operations with functional currencies other than RMB have been translated into RMB in accordance with SFAS 52, "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statements of operations amounts have been translated using the weighted average exchange rate for the year. Translation gains and losses are included as a component of stockholders' equity.

                     Transactions denominated in currencies other than RMB are translated into RMB at the applicable rates of exchange prevailing at that date. Monetary assets and liabilities denominated in other currencies at the balance sheet date are translated into RMB at the applicable rates of exchange at the balance sheet dates. The resulting exchange gains or losses are credited or charged to the consolidated statements of operations.

                     The financial statements are stated in Renminbi. The translation of amounts from RMB into United States dollars ("US$") is included solely for the convenience of the reader and has been made at the rate of exchange quoted by the People's Bank of China on December 31, 2001 of US$1.00 = RMB8.28, and accordingly, differs from the underlying foreign currency amounts. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on December 31, 2001 or at any other date.

           (h)       Income taxes
                     The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

3.         PRINCIPAL ACCOUNTING POLICIES (continued)



           (i)       Retirement benefits
                     The Company has a defined contribution retirement plan for the staff of Asibao. As stipulated by the regulations of the PRC Government, Asibao is required to make an annual contribution to an insurance company equivalent to 20% of its annual basic salaries paid to its PRC staff. All staff of Asibao are covered under the plan and upon retirement, the retired staff are entitled to a monthly pension payment borne by the above-mentioned insurance company under the plan. Asibao is not responsible for any payments beyond the contributions to the plan as noted above.

                     The contributions to the retirement plan for the employees are charged to the statement of operations as services are provided. The amounts of contribution paid by Asibao, which were charged to the consolidated statements of income, were RMB1,831 for the year ended December 31, 2001 (2000:
                     RMB1,965 and 1999: RMB2,022).

           (j)       Earnings (loss) per share
                     The calculation of earnings/(loss) per share is based on the weighted average number of ordinary shares outstanding during each of the years ended December 31, 1999, 2000 and 2001, respectively.

                     Weighted   average  number  of  shares  are  calculated  as
                     follows:



                                                                                  1999                 2000                2001
                                                                           -------------------  ------------------- ----------------
                     Number of common shares outstanding on January 1            21,895,655           21,895,655          24,881,319
                     Issuance of common shares in connection with reverse
                     acquisition on January 22, 2000 (2,985,664
                     shares issued)                                                       -            2,789,883                   -

                     Total weighted average shares outstanding                   21,895,655           24,685,538          24,881,319


                                                                        The weighted average number of shares outstanding have been adjusted  for the 2.5 for 1 stock  split of  common  shares
                                                                        (See Note 10) and as if the shares  issued to the  original shareholders  of FB under the Reverse  Acquisition had been completed as at January 1, 1998.


ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

3.         PRINCIPAL ACCOUNTING POLICIES (continued)

           (k)       Use of estimates

                     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

           (l)       Comparative amounts
                     Certain comparative amounts have been reclassified to conform to the current year's presentation.


4.         INCOME TAXES

           Pre-tax (loss) profit from continuing operations for the years ended December 31 was taxed in the following jurisdictions:

                                                                             Year ended              Year ended         Year ended
                                                                           December 31,            December 31,       December 31,
                                                                                   1999                    2000               2001
                                                                                    RMB                     RMB                RMB

           PRC                                                                   54,576                  54,187           (    343)
           BVI                                                                (     460)               (    513)               937
           United States of America                                                   -                (  2,295)          (  3,516)
                                                                                 ------                  ------             ------

                                                                                 54,116                  51,379           (  2,922)
                                                                                 ======                  ======             ======

           The components of the provision for income taxes are as follows:


                                                                             Year ended              Year ended         Year ended
                                                                           December 31,            December 31,       December 31,
                                                                                   1999                    2000               2001
                                                                                    RMB                     RMB                RMB

           Current PRC income taxes, the amount in
               1999 including tax credit of RMB4,368
               received in 1999 but related to 1998                                  68                   4,177                329
           Deferred income taxes                                                    200                     200                 42
                                                                                 ------                  ------             ------

                                                                                    268                   4,377                371
                                                                                 ======                  ======             ======

           It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States of America ( "US"). Accordingly, no US federal and state income taxes have been provided in these financial statements.

           Asibao is governed by the Income Tax Laws of the PRC. Being a Sino-foreign joint venture established in the Harbin Economic Development Zone and being awarded the status of "advanced technology enterprise", Asibao is exempt from income taxes for a period of two years

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

4.         INCOME TAXES (continued)

           commencing from its first profitable year and is entitled to a preferential income tax rate of 15% for the remaining years of the Joint Venture with a 50% reduction for three consecutive years commencing from its third profitable year.

           During 1999, Asibao was successful in a claim to the local tax bureau for an additional tax-free holiday for the year ended December 31, 1998, the Company's third profitable year. Accordingly, the preferential income tax rate of 15% for the remaining years of the Joint Venture with a 50% reduction for three consecutive years commenced for the year ended December 31, 1999, under certain tax regulations for the advanced technology enterprises issued by the local government. As a result, the Company was given an income tax credit relating to 1998 to be applied against income taxes for the year ended December 31, 1999.

           A reconciliation between the actual income tax expense and income taxes computed by applying the statutory PRC tax rate applicable to foreign investment enterprises operating in the Harbin Development Zone in the PRC to the income before income taxes is as follows:

                                                                             Year ended              Year ended         Year ended
                                                                           December 31,            December 31,       December 31,
                                                                                   1999                    2000               2001
                                                                                    RMB                     RMB                RMB

           Statutory PRC income tax rate                                            15%                     15%                15%

           Provision computed at statutory rate                                   8,117                   7,707              ( 438)
           Impact of tax holiday/benefit of Asibao
              Per share impact: (RMB 0.02 (2000:
              RMB(0.16) and 1999: RMB(0.37)) per
              share based on 24,881,319 (2000:
              24,685,538 and 1999: 21,895,655)
              ordinary shares)                                                   (8,120)                 (3,951)               219
           Net increase in valuation allowance                                         -                     344                314
           Non-deductible expenses                                                  198                     213                276
           Others                                                                    73                      64                  -
                                                                                  -----                   -----              -----

           Provision for income taxes                                               268                   4,377                371
                                                                                  =====                   =====              =====

           The impact of tax holiday/benefit for the year ended December 31, 1999, 2000 and 2001 represented the 50% reduction of income taxes granted by the local tax bureau in the PRC to Asibao.

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

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

4.         INCOME TAXES (continued)

           Deferred tax assets are comprised of the following:


                                                                                 Year ended         Year ended
                                                                               December 31,       December 31,
                                                                                       2000               2001
                                                                                        RMB                RMB
           Deferred tax asset:
             Temporary differences on revaluation of fixed assets
                between Asibao's PRC financial statements for tax purposes
                and its US GAAP financial statements                                  1,842              1,092
                Provision for doubtful debts                                              -                403
                Provision for inventories                                                 -                253
                Accrued commission expenses                                               -                 52


             Net operating loss carryforwards                                           344                658
                                                                                  ---------          ---------

                                                                                      2,186              2,458
            Less: Valuation allowance for deferred tax asset                      (     344)         (     658)
                                                                                     ------             ------

                                                                                      1,842              1,800
                                                                                     ======             ======

          Undistributed earnings of the Company's foreign subsidiaries amounted to approximately RMB157,957 at December 31, 2001. Because those earnings are considered to be permanently invested, no provision for US federal and state income taxes on those earnings has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to US income taxes.

          Management of the Company does not believe that sufficient objective, positive evidence currently exists to conclude that recoverability of the net operating loss of the Company is more likely than not. Consequently, the Company has provided a valuation allowance covering 100% of the net operating loss of the Company. The change in the valuation allowance for the current year is RMB314 (2000: RMB344). At December 31, 2001, the Company had net operating loss carryforwards ("NOLs") of approximately RMB4,388 (2000: RMB2,292) for US income tax purposes. NOLs of RMB1,974 and RMB2,414 will expire in 2020 and 2021, respectively.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

5.         TRADE RECEIVABLES

                                                                                                    2000               2001
                                                                                                     RMB                RMB
           Trade receivables                                                                      70,199             47,913
           Less: Provision for doubtful debts                                                    (12,128)           (14,819)
                                                                                                  ------             ------

                                                                                                  58,071             33,094
                                                                                                  ======             ======

                                                                             Year ended       Year ended         Year ended
                                                                           December 31,     December 31,       December 31,
                                                                                   1999             2000               2001
                                                                                    RMB              RMB                RMB

           Movement of provision for doubtful debts:
           Balance at beginning of year                                               -           12,128             12,128
           Provision for the year                                                12,128                -              2,691
                                                                                 ------           ------             ------

           Balance at end of year                                                12,128           12,128             14,819
                                                                                 ======           ======             ======


6.         INVENTORIES AND CONSUMABLE SUPPLIES INVENTORIES

                                                                                                    2000               2001
                                                                                                     RMB                RMB
           Consumable supplies inventories                                                         3,926              7,125
           Raw materials                                                                           3,001              1,165
           Work in progress                                                                        3,694              2,801
           Finished goods                                                                         18,139             15,448
                                                                                                  ------             ------
                                                                                                  28,760             26,539

           Less: Provision for inventories                                                    (      393)         (   1,692)
                                                                                                  ------             ------

                                                                                                  28,367             24,847
                                                                                                  ======             ======

                                                                             Year ended       Year ended         Year ended
                                                                           December 31,     December 31,       December 31,
                                                                                   1999             2000               2001
                                                                                    RMB              RMB                RMB

           Movement of provision for inventories:
           Balance at beginning of year                                               -                -                393
           Provision for the year                                                     -              393              1,299
                                                                                 ------           ------             ------

           Balance at end of year                                                     -              393              1,692
                                                                                 ======           ======             ======


ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

7.         FIXED ASSETS


                                                                                                    2000               2001
                                                                                                     RMB                RMB
           Cost:
               Machinery and equipment                                                           188,803            189,177
               Motor vehicles                                                                      1,418              1,418
                                                                                                 -------            -------
                                                                                                 190,221            190,595

           Accumulated depreciation                                                            (  69,569)         (  83,436)
                                                                                                 -------            -------

           Net book value                                                                        120,652            107,159
                                                                                                 =======            =======


8.         INVESTMENT

           The balance represents the investment in 4.25% equity interest in Longdi in the form of unlisted legal entity shares. Longdi is an associated company of HLG. The Company does not have significant influence over Longdi's operating and financing policies, therefore, the Company accounts for the investment using the cost method.


9.         BANK LOANS


                                                                                                   December 31,    December 31,

                                                                                                           2000            2001
                                                                                                            RMB             RMB

           Short term bank loans denominated in RMB                                                     181,600         247,800
                                                                                                        =======         =======

           Certain short term bank loans of RMB156,000 (2000: RMB89,800) and RMB91,800 (2000: Nil) are secured by corporate guarantees given by Longdi and are secured by the Company's fixed assets with a aggregate net book value of RMB107,159 (2000: RMB12,652). The weighted average interest rate for the short-term bank loans was at December 31, 2001 5.66% (2000: 6.44%) per annum.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

10.        COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL

      (a) On March 13, 2000, the authorized capital stock of the Company was decreased from 2,760,000,000 shares (consisting of 2,750,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock) to 85,000,000 shares (consisting of 75,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock).

      (b) On February 28, 2001, the Board of directors declared a 2.5 for 1 stock split of its common shares. The financial statements have been restated to give effect to the retroactive recognition to the stock split in prior periods by reclassifying from additional paid-in capital to common stock, the par value of the additional shares arising from the split. In addition, all references in the financials statements to number of shares and per share amounts have been restated.

      (c)  In connection with the Reverse Acquisition  transaction  discussed in
           Note 1, a total of 21,895,655 (8,757,951 shares before split) shares of the Company's common stock were issued in exchange for all of the outstanding common stock of FB. All share and per share amounts in the consolidated financial statements have been retroactively adjusted to reflect the new capital structure. In addition, a total of 2,985,664 (1,194,265 shares before split) shares of common stock owned by the stockholders of ARHL were recorded at a value of approximately RMB1,242, representing the fair value of the net assets of ARHL at the date of the merger.

      (d) On December 21, 2001, the Company and GEM Global Yield Fund Ltd. (the "Purchaser") entered into a Convertible Preferred Stock Purchase Agreement (the "Preferred Stock Agreement"). Pursuant to the Preferred Stock Agreement, the Company will issue and sell to the Purchaser 20,000 Series C Preferred Stock (the "Preferred Stock") at the stated value of RMB828 (US$100) (the "Stated Value") per share, of RMB16,560 (US$2,000). The sale of the preferred stock will occur five days after a registration statement covering 9,875,000 shares of the Company's common stock is declared effective by the United States Securities and Exchange Commission ("SEC") ("closing date"). The Preferred Stock is convertible into common shares of the Company at any time during and automatically converted at the end of the period of two and one half years commencing on the issuance date of the Preferred Stock.

           The conversion price for each share of the Preferred Stock is the lesser of (a) $4.00 or 125% of the average of the closing bid price per share of the common stock of the Company during the five trading days immediately preceding the closing date or (b) 100% of the average of the three lowest closing bid prices per share of the common stock of the Company during the thirty trading days immediately preceding the conversion date.

           The Preferred Stock may not be converted into common stock if the Purchaser and any affiliate would, as a result, beneficially own more than 4.99% of the issued and outstanding shares of common stock of the Company, however, the Purchaser may waive the 4.99% limitation upon 75 days prior written notice or upon an event of default. Any conversion shall be for a minimum stated value of $10 of the Preferred Stock.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

10.        COMMON STOCK AND ADDITIONAL PAID-IN CAPITAL (continued)

           The Company will also grant the Purchaser a warrant to purchase 1,750,000 shares of common stock at US$.01 per share. The warrant is exercisable immediately after issuance and expires 30 months after grant. Unless previously converted, the Preferred Stock is redeemable at the sole option of the Company at a redemption price of 150% of the stated value of each share of the Preferred Stock plus accrued and unpaid dividends at anytime before two and one half years after the date of issuance. The Preferred Stock earns cumulative dividends (in cash or shares of common stock) at the rate of two percent per annum on the stated value.

           The Preferred Stock is ranked prior to the common stock for the distribution of assets upon liquidation, dissolution or winding up of the Company. The holders of the Preferred Stock have no voting power whatsoever, except as otherwise provided by the Delaware General Corporate Law ("DGCL"). The Preferred Stock Agreement requires that the Company register the shares underlying the Preferred Stock and the warrant within 90 days of the execution of the agreement and to use its best efforts to cause such registration statement to be declared effective within 150 days from the execution date of the agreement. If the registration statement is not declared effective by the specified date, the Company is required to pay 4% of the US$2,000 purchase price per month until the registration statement is declared effective. In addition, if the agreement is terminated for reasons specified therein, the Purchaser is entitled to receive a warrant to purchase 500,000 shares of the Company's common stock, exercisable immediately upon issuance through January 11, 2005 at US$0.01 per share, subject to adjustment. Pursuant to Rule 416(a) of the Securities Act of 1933, on February 12, 2002, the Company filed a Registration Statement on Form SB-2 to register 9,875,000 shares of common stock, the maximum number of shares underlying the Preferred Stock and the warrant.

           On February 12, 2002 the Company put 32,000,000 common shares in escrow as specified in the Convertible Preferred Stock Agreement.

      (e) On December 27, 2001, the Company entered into a Financial Consulting Agreement (the "Consulting Agreement") with Wistow Holdings Ltd ("Wistow"), a corporation domiciled in the British Virgin Islands. Pursuant to the Consulting Agreement, Wistow will act as a financial consultant to the Company for a period of three years commencing on December 27, 2001, and perform such duties as are normally associated with the financial management services. In return, the Company will deliver to Wistow 440,000 shares of restricted common stock of the Company within 30 days from the date of the Consulting Agreement. Wistow has the right, exercisable at any time to request that the Company register the shares. As of December 27, 2001, the closing market price of the common stock was RMB5.05 (US$0.61) per share, for a total fair value of RMB2,222 (US$268). The Company issued the 440,000 shares of restricted common stock to Wistow on January 24, 2002.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

11.        RELATED PARTY BALANCES AND TRANSACTIONS

           Amounts due from/to related companies owned and/or controlled by HLG comprise:


                                                                                                           2000              2001
                                                                                                            RMB               RMB
           Due from a minority joint venture partner - HLG
                Portion classified as current assets                                                    359,762           363,435
                Portion classified  as non-current assets                                                     -            60,000
                                                                                                        -------           -------
                                                                                                        359,762           423,435
                                                                                                        =======           =======

           Due from related companies:
               Heilongjiang Longdi Economic Trading Co. Ltd.                                              4,268                 -
               Harbin Hua Jia Construction Materials Co. Ltd.                                               600               600
               Heilongjiang Longdi Weaving Factory                                                          316                 -
                                                                                                        -------           -------

                                                                                                          5,184               600
                                                                                                        =======           =======
           Due to related companies:
               Heilongjiang Dragon Rising Chemical Fiber
                   Company ("Dragon Rising")                                                             35,017                 -
               Heilongjiang Dragon Flying Chemical Fiber
                   Company ("Dragon Flying")                                                             23,983                 -
               Heilongjiang North Chemical Fiber Company
                   ("North Chemical")                                                                    13,481                 -
                                                                                                        -------           -------

                                                                                                         72,481                 -
                                                                                                        =======           =======


           Except for RMB247,800 (2000 : RMB359,762) due from HLG which bears interest at the same borrowing rate as the bank loans, the balances with the above related companies are interest-free. The interest rate charged to HLG during 2001 ranged from 5.850% to 6.435% (2000: range from 5.3625% to 6.3375%). On March 1, 2002, the Company entered into an agreement with HLG whereby HLG agreed to settle RBM100,000 by offsetting against the Company's future purchases of raw materials and utilities in the amount of RMB10,000 per month for sixteen months from the date of the agreement and repay cash of RMB70,000 before December 31, 2002. Except for the balance of RMB170,000 (2000 : nil) with HLG, the balances with the related companies have no fixed
           repayment  terms  and  are  payable  on  demand.   All  balances  are
           unsecured.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

11.        RELATED PARTY BALANCES AND TRANSACTIONS (continued)

           A significant portion of transactions have been with HLG and companies owned and/or controlled by HLG, as follows:

           (a)       Purchases of polyester chips

                     Pursuant to a purchase agreement dated January 10, 1996 between Longdi and Asibao, Longdi agreed to guarantee the supply of polyester chips, to Asibao at a 5% - 10% discount to the prevailing market prices offered to other purchasers of polyester chips with a first right of refusal to Asibao. The discount was agreed based on mutual negotiations and after taking into account the savings in transportation costs (excluding packaging costs) . In addition, an additional 3% discount was also granted by Longdi to allow for savings of packaging materials as a result of the reduced distance of transportation. The polyester chips purchased from Longdi or its subsidiary, Harbin Long Xing Chemical Fiber Co. Ltd., through HLG in 2001 amounted to RMB296,417 (2000: RMB341,899 and 1999: RMB239,053).

           (b)       Lease of factories and office buildings

                     HLG agreed to lease to Asibao the factories and office buildings in Harbin, the PRC commencing on January 1, 1996. The rental agreement is for a period of 15 years at an annual rental of RMB1,004 which is adjustable, based on further mutual negotiation, every three years.

           (c) Other transactions with related companies are summarized as follows:

                                                                                    Year ended        Year ended        Year ended
                                                                                  December 31,      December 31,      December 31,
                                                                                          1999              2000              2001
                                                                                           RMB               RMB               RMB
                     Sales of finished goods to HLG                                     15,245            54,705            29,360
                     Sales of finished goods to Dragon Rising                            2,667             1,959                 -
                     Sales of finished goods to North  Chemical                              -             4,473               345
                     Sales of finished goods to Heilongjiang
                         Longdi Packaging Co. Ltd.                                           -             2,880                 -
                     Sales of fixed assets to HLG                                       47,218                 -                 -
                     Interest income charged to HLG                                      8,360            19,583                 -
                     Purchase of raw materials from HLG                             (    6,522)       (   37,813)       (   39,521)
                     Purchase of raw materials
                         from Dragon Rising                                         (    1,581)       (      267)                -

                     Purchase of finished goods
                        from Dragon Flying                                          (    2,877)       (    5,380)                -
                     Purchase of finished goods from HLG                            (   15,467)       (    8,928)                -
                     Utilities charged by HLG                                       (   26,409)       (   27,431)        (  24,801)
                                                                                       =======           =======           =======


           (d) Amount due to a director represents amounts paid by a director on behalf of the Company and the director's unpaid salary. This amount has no stated repayment term and is interest-free.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

12.        DIVIDEND PAYABLE

           In 1998, 1999 and 2000, Asibao declared dividends payable to the minority joint venture partner totaling RMB73,473, of which RMB39,755 had been paid prior to 2001. Pursuant to a resolution of Asibao's board of directors on August 20, 2001, the declared dividends were cancelled. The dividend payable at December 31, 2000 of RMB33,717 was reversed and the amount previously paid was recharacterized as an advance to the minority joint venture partner.


13.        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                             Year ended         Year ended         Year ended
                                                                           December 31,       December 31,       December 31,
                                                                                   1999               2000               2001
                                                                                    RMB                RMB                RMB
           Cash paid during the year for:
               Interest expenses                                                 13,495             11,452             12,360
                                                                                 ======             ======             ======

               Income taxes paid                                                  2,000              3,886                827
                                                                                 ======             ======             ======



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

           During 2001, there were no appropriations to the general reserve or enterprise expansion reserve as Asibao incurred a loss for the year ended December 31, 2001. The cumulative appropriations to the general reserve and enterprise expansion reserve at December 31, 2001 of RMB19,451 are reflected as reserves in the consolidated balance sheets.

           The staff bonus and welfare reserves are set aside for the provision of bonus and welfare benefits to the employees of Asibao. The amounts designated for payments of staff bonus and welfare benefits to employees are charged to income before arriving at the net consolidated income. During the year ended December 31, 2001, there was no appropriation to the staff bonus and welfare benefits to employees (2000: RMB515 and 1999: RMB601).

           As described in note 2 to the consolidated financial statements, the net income as reported in the US GAAP financial statements differs from that reported in the PRC statutory financial statements. In accordance with the relevant laws and regulations in the PRC, the profits available for distribution are based on the PRC statutory financial statements. As at December 31, 2001, the Company's share of the distributable profits of Asibao amounted to RMB165,782 (2000:
           RMB171,436 and 1999: RMB143,486).

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

15.        COMMITMENTS

           As of December 31, 2001, the Company had the following commitments:

           (i) The future minimum payments under operating leases with HLG for factories and office buildings located in the PRC for a period of 15 years commencing on January 1, 1996 are as follows:

                                                          RMB

                     Payable in:
                         2002                           1,004
                         2003                           1,004
                         2004                           1,004
                         2005                           1,004
                         2006                           1,004
                         Thereafter                     4,016
                                                       ------

                     Total minimum lease payments       9,036
                                                       ======

          Rental expense under the operating leases for the year ended December 31, 2001 amounted to RMB1,004 (2000: RMB1,004 and 1999: RMB1,004).


16.       FOREIGN CURRENCY EXCHANGE

          RMB is not freely convertible into foreign currencies. Effective from January 1, 1994, a single rate of exchange is quoted daily by the People's Bank of China (the "Exchange Rate"). However, this does not imply convertibility of RMB into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other institutions authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with suppliers' invoices, shipping documents and signed contracts.


          The  Exchange  Rates at December  31,  1999,  2000 and 2001 were US$1:
          RMB8.27, US$1: RMB8.27 and US$1: RMB8.28, respectively.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

17         FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISKS

           The carrying amounts of the Group's cash and cash equivalents, trade receivables, bills receivable, other receivables and accounts payable approximate their fair value because of their short maturity period.

           (i)       Cash deposits

                     The Company places its cash deposits with various PRC State-owned banks.

           (ii)      Trade receivables

                     The Company manufactures and sells synthetic fiber products to garment manufacturers in the PRC. Concentration of credit risks with respect to trade receivables is limited due to the large number of entities comprising the Company's customer base.

                     Management considers that the Company's current customers are generally creditworthy and credit is extended based on an evaluation of the customers' financial conditions and, therefore, generally collateral is not required.

                     As  of  December  31,  2001,  trade   receivables   totaled
                     RMB33,094 (2000: RMB58,071) and are generally due within 60 days.

           (iii)     Bills receivable

                     As of December 31, 2001, bills receivable amounted to RMB1,740 (2000: RMB6,889) and their collectability was guaranteed by banks. The bills receivable have normal terms of maturity of three to six months.

           The carrying amounts of the balances with a minority joint venture partner, directors and related companies are reasonable estimates of the fair values due to short maturity of these assets and liabilities except for long term portion of due from a minority joint venture partner.

           (i)       Due from related companies

                     The balances due from related companies include the advances to and trade receivables from related companies. The Company does not require collateral and all of the balances are unsecured.

           (ii)      Due from a minority joint venture partner

                     The balance due from a minority joint venture partner includes the advances to HLG less the amounts payable to HLG for purchase of raw materials and utilities. The Company does not require collateral and all of the balances are unsecured. It was not practicable to estimate the fair value of the RMB60,000 long term amount due from a minority joint venture partner as the instrument is not marketable.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

17         FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF RISKS
           (Contnued)

           It was not practicable to estimate the fair values of the cost method investment in non-traded investments because of the lack of quoted market prices and the inability to estimate fair values without incurring excessive costs. The carrying amount of RMB13,995 at December 31, 2001 and 2000 represents the Company's best estimate of the current economic value of this investment at the respective balance sheet dates.

           The carrying amounts of the bank loans approximate their fair value based on the borrowing rates currently available for bank loans with similar terms and average maturity.


18.        CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

           The operating assets and primary source of income and cash flows are located in the PRC, and may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past 23 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly  altered,  especially  in  the  event  of a  change  in
           leadership,    social   or   political   disruption   or   unforeseen
           circumstances affecting the PRC's political, economic and social conditions. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

           The Company is dependent on HLG and its subsidiaries for providing substantially all of the supply of polyester chips and some auxiliary materials. While Asibao has entered into an agreement with Longdi which requires Long Xing, an associated company of HLG, to prioritize allocation of polyester chips in favor of Asibao, there can be no assurances that this agreement will result in continued allocations of satisfactory supplies of polyester chips.

           Currently, a large proportion of revenue comes from the sales of synthetic fiber products manufactured in the PRC, which is vulnerable to an increase in the level of competition or a change in the supply and demand relationship in the synthetic fiber industry in the PRC.


19.        SEGMENT FINANCIAL INFORMATION

           The Company is engaged in one segment, the manufacture and sale of synthetic fiber products. Its assets, operations and customer base are principally within the PRC.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

20.        SUMMARIZED QUARTERLY DATA (unaudited)

           The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2001 and 2000 is as follows (Amounts in thousands, except per share data):

                                               1st quarter  2nd quarter   3rd quarter   4th Quarter
                                                       RMB          RMB           RMB           RMB
           2001
           Revenue                                  88,915      103,199       111,073       116,925
           Gross profit/(loss) (1)                  11,217        9,181    (    1,431)    (   2,212)
           Operating income/(loss)                   7,942        6,504    (    4,164)    (  13,204)
           Net income/(loss) (4)                     4,540        3,468    (    3,006)    (   9,253)
           Basic and diluted net earnings
              /(loss) per common share (3)            0.18         0.14    (      0.12)   (    0.49)

           2000
           Revenue                                 104,676      154,132       156,664       123,021
           Gross profit/(loss) (2)                  23,342       20,324    (    7,003)       26,014
           Operating income/(loss) (2)              17,271       17,087    (    8,660)       25,681
           Net income/(loss) (2)                    10,753       10,768    (    5,831)       15,361
           Basic and diluted net earnings
              /(loss) per common share (3)            0.43         0.43    (      0.23)        0.62


           (1) The gross profit/(loss) for the first, second and third quarters was restated to classify interest earned on amounts advanced to minority joint venture partner as interest income, consistent with prior year presentation. This restatement had no effect on net income/(loss) for any quarter.


           (2) The operating loss and net loss for the first quarter was restated due to inclusion of transaction costs in relation to the reverse acquisition.

                The gross loss, operating loss and net loss in the third quarter was mainly attributable to an increase in purchase price of raw materials, which in turn resulted from the increase in oil price.

           (3) Earnings/(loss) per common share are computed independently for each quarter based on the respective average shares outstanding with adjustment stated in note 1 to the financial statements. Therefore, the sum of the quarterly net earnings/(loss) per common share amounts may not equal to the annual amounts reported.

           (4) In the fourth quarter of 2001, adjustments to provide an additional allowance to reduce inventory to net realizable value and an additional allowance for doubtful debts of approximately RMB1,299 and RMB2,671, respectively recorded. The additional inventory reserve resulted from the continued decline in selling prices of the Company's products through the end of 2001 and early 2002. The additional allowance for doubtful debts resulted from management's assessment of collectibility of certain accounts, which arose in the second half 2001 based on collections in 2001 and early 2002.

ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except share and per share data)

21.        POST BALANCE SHEET EVENTS


           On March 4, 2002, the Company entered into an Advisory Agreement (the "Advisory Agreement") with vFinance Investments, Inc. ("vFinance"). Pursuant to the Advisory Agreement, vFinance will assist the Company as its financial advisor through introductions to certain parties relevant to the Company's stock and market making activities for one year commencing on March 4, 2002 year. In return, the Company delivered to vFinance on March 4, 2002:

     i) A warrant to purchase 50,000 shares of the Company's common stock at US$0.01 per share, exercisable immediately and expiring six months after issuance;

     ii) A warrant to purchase 50,000 shares of the Company's common stock at US$1.00 per share, exercisable immediately and expiring five years after issuance; and

     iii) A warrant to purchase 2,000,000 shares of the Company's common stock at US$2.00 per share, exercisable immediately and expiring five years after issuance.

           The exercise price of the warrants will decrease by 10%, for each thirty day period or portion thereof, if the Company fails to register the underlying shares within sixty days or cause the registration statement to be declared effective within 120 days from the date of exercise of the warrants by the warrants holders.

           The exercise price of the warrants is also subject to certain adjustments under certain circumstances as detailed in the Advisory Agreement.

           As of March 12, 2002, the Company has not filed a registration statement for the shares underlying these warrants.