Form 10-Q
period 2002-03-31
ASIA FIBER HOLDINGS LTD
filed 2002-06-04
CIK 357434

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[x] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                                      Commission File Number:
 March 31, 2002                                                 1-8334


                           ASIA FIBER HOLDINGS LIMITED
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



       DELAWARE                                          75-1071589
---------------------------                 ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                          Room 2105, 21/F., West Tower
                     Shun Tak Centre, 200 Connaught Road C.
                              Sheung Wan, Hong Kong
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)


                                 (852) 2810-6226
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                                 Yes  X      No
                                     ---       ---

The number of shares of Common Stock, par value $ .01 per share, outstanding as of March 31, 2002 is 25,321,319.

Transitional Small Business Disclosure Format (check one):    Yes       No  X
                                                                 ----      ----

                            ASIA FIBER HOLDINGS LTD.

                               INDEX TO FORM 10-Q

                                 March 31, 2002


PART I.  Financial Information                                                          Page No.

Item 1                                Financial Statements                                 3

Item 2.                               Management's Discussion and Analysis of
                                      Financial Condition and Results of Operation        11

PART II.  Other Information

Item 1.                               Legal Proceedings                                   13

Item 2.                               Changes in Securities and Use of Proceeds           13

Item 3.                               Defaults Upon Senior Securities                     13

Item 4.                               Submission  of Matters to a Vote of  Security
                                      Holders                                             13

Item 5.                               Other Information                                   13

Item 6.                               Exhibits and Reports on Form 8-K                    13

                                      Signatures                                          14

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
             (Amounts in thousands, except share and per share data)


                                                Three Months Ended March 31,
                                              ---------------------------------
                                               2002         2001          2002
                                              -------      -------      -------
                                      Note      RMB          RMB          US$


SALES                                          72,897       88,915        8,804

COST OF SALES*                                (73,301)     (77,698)      (8,853)
                                              -------      -------      -------
GROSS PROFIT/(LOSS)                              (404)      11,217          (49)

SELLING AND
  ADMINISTRATIVE EXPENSES                      (5,859)      (4,314)        (708)

FINANCIAL INCOME/,
  (EXPENSES) NET#                                 (79)       1,039           (9)
                                              -------      -------      -------
INCOME/(LOSS) BEFORE
  INCOME TAXES                                 (6,342)       7,942         (766)

INCOME TAXES                                     (598)        (849)         (72)
                                              -------      -------      -------
INCOME/(LOSS) BEFORE
  MINORITY INTERESTS                           (6,940)       7,093         (838)

MINORITY INTERESTS                              1,276       (2,553)         154
                                              -------      -------      -------

NET INCOME/(LOSS)                              (5,664)       4,540         (684)
                                              =======      =======      =======
BASIC AND DILUTED
  EARNINGS/(LOSS) PER SHARE             2       (0.22)        0.18        (0.03)
                                              =======      =======      =======

*including:
  Raw materials purchased from
    related parties                            71,150       52,685        8,593
  Utility charges paid to related
    parties                                     8,113        4,530          980
  Rental expenses for leasing of
    plant and machinery from
    related parties                             1,126          251          136

#Interest income from
  - related party                               3,300        3,939          399
  - others                                         38           32            4
                                              -------      -------      -------
  Total interest income                         3,338        3,971          403
  Interest expenses                            (3,417)      (2,932)        (413)
                                              -------      -------      -------
  Financial income/(expenses), net                (79)       1,039          (10)
                                              =======      =======      =======

See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
             (Amounts in thousands, except share and per share data)

                                                                        March 31,         December 31,         March 31,
                                                                         2002                2001                2002
                                                                          RMB                 RMB                 US$
                                                              Notes    (Unaudited)                            (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               12,932              9,739              1,562
  Trade receivables                                                       46,626             33,094              5,631
  Bills receivable                                                           192              1,740                 23
  Other receivables and prepayments                                       13,677              1,610              1,652
  Inventories and consumable supplies inventories, net          3         53,217             24,847              6,427
  Amount due from a minority joint venture partner              4        291,898            363,435             35,253
  Amounts due from related companies                                         600                600                 73
                                                                         -------            -------            -------
TOTAL CURRENT ASSETS                                                     419,142            435,065             50,621
FIXED ASSETS                                                    5        101,000            107,159             12,198
INVESTMENT                                                                13,995             13,995              1,690
AMOUNT DUE FROM A MINORITY JOINT
  VENTURE PARTNER                                                         60,000             60,000              7,247
DEFERRED INCOME TAXES                                                      1,202              1,800                145
                                                                         -------            -------            -------
TOTAL ASSETS                                                             595,339            618,019             71,901
                                                                         =======            =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank loans                                                    6        214,600            247,800             25,918
  Accounts payable                                                           197                254                 24
  Deposits from customers                                                 13,703              5,875              1,655
  Accrued liabilities and other payables                                  10,794             12,815              1,303
  Amount due to a director                                                 8,368              7,471              1,011
  Income taxes payable                                                       329                329                 39
                                                                         -------            -------            -------
TOTAL CURRENT LIABILITIES                                                247,991            274,544             29,950

MINORITY INTEREST                                                         97,337             98,613             11,756
                                                                         -------            -------            -------
TOTAL LIABILITIES AND MINORITY
  INTERESTS                                                              345,328            373,157             41,706
                                                                         -------            -------            -------

SHAREHOLDERS' EQUITY
  Preferred stock, par value of US$0.01 each
    Authorized: 10,000,000 shares in 2002 and 2001
  Common stock, par value of US$0.01 each
    Authorized:  75,000,000 shares in 2002 and 2001
    Issued and fully paid: 25,321,319 shares in 2002
    and 24,881,319 shares in 2001                               7          2,093              2,057                253
Additional paid-in capital                                      7         80,518             69,738              9,724
Reserves                                                                  19,451             19,451              2,349
Retained earnings                                                        147,532            153,196             17,818
Accumulated other comprehensive income                          8            417                420                 51
                                                                         -------            -------            -------
TOTAL SHAREHOLDERS' EQUITY                                               250,011            244,862             30,195
                                                                         -------            -------            -------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                                 595,339            618,019             71,901
                                                                         =======            =======            =======


Translations of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on March 31, 2002 of US$1.00 = RMB8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 2002 or at any other certain rate.

See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                             (Amounts in thousands)


                                                                                               Accumulated
                                                    Additional                                    other
                                       Share         paid-in                     Retained      comprehensive
                                      Capital        capital       Reserves      earnings        income         Total
                                        RMB            RMB           RMB           RMB            RMB            RMB

Balance at January 1, 2002               2,057         69,738        19,451       153,196            420        244,862

Issuance of 440,000 shares of
  common stock                              36          2,186            --            --             --          2,222
Issuance of warrants to purchase
  2,100,000 shares of common stock          --          8,594            --            --             --          8,594

Net loss for the period                     --             --            --        (5,664)            --         (5,664)
Currency translation adjustments            --             --            --            --             (3)            (3)
                                      --------       --------      --------      --------       --------       --------
Comprehensive income                                                                                             (5,667)
                                                                                                               --------
Balance at March 31, 2002                2,093         80,518        19,451       147,532            417        250,011
                                      ========       ========      ========      ========       ========       ========


Translations of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on March 31, 2002 of US$1.00 = RMB8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on March 31, 2002 or at any other certain rate.

See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (Amounts in thousands)

                                                                      Three months ended March 31,
                                                            ---------------------------------------------
                                                              2002               2001              2002
                                                            -------            -------            -------
                                                              RMB                RMB                US$
Net cash used in operating activities                       (38,172)           (37,974)            (4,610)

INVESTING ACTIVITIES
  Purchases of fixed assets                                      --                (65)                --
  Repayment from a minority joint venture partner            74,565             26,398              9,006
  Advances from related companies                                --             12,506                 --
                                                            -------            -------            -------
Net cash provided by investing activities                    74,565             38,839              9,006
                                                            -------            -------            -------

FINANCING ACTIVITIES
  Proceeds from bank borrowings                                  --             11,700                 --
  Repayments of bank borrowings                             (33,200)           (15,200)            (4,010)
                                                            -------            -------            -------
Net cash used in financing activities                       (33,200)            (3,500)            (4,010)
                                                            -------            -------            -------

NET INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                 3,193             (2,635)               386

Cash and cash equivalent, at beginning of period              9,739             11,403              1,176
                                                            -------            -------            -------
Cash and cash equivalent, at end of period                   12,932              8,768              1,562
                                                            =======            =======            =======

Non-cash transaction
   Sale of fixed  assets to  minority  joint  venture
     partner in exchange for inventories                      3,028                 --                366
                                                            =======            =======            =======


See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

2.       EARNINGS/(LOSS) PER SHARE

         The calculation of earnings/(loss) per share is based on the weighted average number of ordinary shares outstanding during each of the periods ended March 31, 2001 and 2002, respectively.

                                                                         March 31,            March 31,
                                                                           2002                 2001
         Number of common shares outstanding on January 1               24,881,319           24,881,319
         Issuance of 440,000 common shares on
           January 24, 2002                                                327,556                    -

         Total weighted average shares outstanding                      25,208,875           24,881,319

3.       INVENTORIES AND CONSUMABLE SUPPLIES INVENTORIES

                                                                         March 31,         December 31,
                                                                           2002                2001
                                                                           RMB                 RMB
         Consumable supplies inventories                                     8,584                7,125
         Raw materials                                                       5,122                1,165
         Work in progress                                                    6,321                2,801
         Finished goods                                                     33,190               15,448
                                                                        ----------           ----------
                                                                            53,217               26,539
         Less: Provision for inventories                                         -              (1,692)
                                                                        ----------           ----------
                                                                            53,217               24,847
                                                                            ======           ==========

4.       AMOUNT DUE FROM A MINORITY JOINT VENTURE PARTNER
         During the quarter ended March 31, 2002, the minority joint venture partner made payments to the Company in the amount of RMB30,000 in cash, RMB40,657 in raw materials and RMB3,908 in utilities purchased on behalf of the Company.

5.       FIXED ASSETS

                                                                         March 31,         December 31,
                                                                           2002                2001
                                                                           RMB                 RMB
         Cost:
            Machinery and equipment                                        177,845              189,177
            Motor vehicles                                                   1,418                1,418
                                                                        ----------           ----------
                                                                           179,263              190,595

         Accumulated depreciation                                          (78,263)             (83,436)
                                                                        ----------           ----------
         Net book value                                                    101,000              107,159
                                                                        ==========           ==========

         During 2002, the Group sold certain machinery and equipment to HLG at net book value totaling RMB3,028.

6.       BANK LOANS

         During 2002, the Group repaid two bank loans totaling RMB33,200.

7.       SHAREHOLDERS' EQUITY

         Convertible Preferred Stock
         ---------------------------

         On December 21, 2001, the Company and GEM Global Yield Fund Ltd. (the "Purchaser") entered into a Convertible Preferred Stock Purchase Agreement (the "Preferred Stock Agreement"). Pursuant to the Preferred Stock Agreement, the Company will issue and sell to the Purchaser 20,000 Series C Preferred Stock (the "Preferred Stock") at the stated value of RMB828 (US$100) (the "Stated Value") per share, of RMB16,560 (US$2,000). The sale of the preferred stock will occur five days after a registration statement covering 9,875,000 shares of the Company's common stock is declared effective by the United States Securities and Exchange Commission ("SEC")("closing date"). The Preferred Stock is convertible into common shares of the Company at any time during and automatically converted at the end of the period of two and one half years commencing on the issuance date of the Preferred Stock.

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

         Common Stock and Warrants
         -------------------------

         On December 27, 2001, the Company entered into a Financial Consulting Agreement (the "Consulting Agreement") with Wistow Holdings Ltd

         ("Wistow"), a corporation domiciled in the British Virgin Islands. Pursuant to the Consulting Agreement, Wistow will act as a financial consultant to the Company for a period of three years commencing on December 27, 2001, and perform such duties as are normally associated with financial management services. In return, the Company issued to Wistow 440,000 shares of restricted common stock of the Company on January 24, 2002. Wistow has the right, exercisable at any time, to request that the Company register the shares. As of December 27, 2001, the closing market price of the common stock was RMB5.05 (US$0.61) per share, for a total fair value of RMB2,222 (US$268). During the three months ended March 31, 2002, the compensation costs associated with the issuance of the restricted stock charged to the profit and loss account amounted to RMB185 (US$22).

         On March 4, 2002, the Company entered into an Advisory Agreement (the "Advisory Agreement") with vFinance Investments, Inc. ("vFinance"). Pursuant to the Advisory Agreement, vFinance will assist the Company as its financial advisor through introductions to certain parties relevant to the Company's stock and market making activities for one year commencing on March 4, 2002. In return, the Company delivered to vFinance on March 4, 2002:

         i. A warrant to purchase 50,000 shares of the Company's common stock at US$1.00 per share, exercisable immediately and expiring six months after issuance;

         ii. A warrant to purchase 50,000 shares of the Company's common stock at US$1.00 per share, exercisable immediately and expiring five years after issuance; and

         iii. A warrant to purchase 2,000,000 shares of the Company's common stock at US$2.00 per share, exercisable immediately and expiring five years after issuance.

         Management estimates that the fair value of the warrants delivered to vFinance is approximately US$1,038. The fair value of the warrants is estimated using the Black-Scholes model and the following assumptions: interest free rates - 4.75% (warrants expiring within six months) and 5.08% (warrants expiring within five years); volatility - 265%; dividend rate - 0; expected life - six to sixty months. During the three months ended March 31, 2002, the compensation costs associated with the issuance of the warrants charged to the profit and loss account amounted to RMB716 (US$86).

         The Company is required to register the shares underlying the warrants by May 3, 2002. The exercise price of the warrants will decrease by 10%, for each thirty day period or portion thereof, if the Company fails to register the underlying shares within sixty days or cause the registration statement to be declared effective within 120 days from the date of exercise of the warrants by the warrants holders. The Company is making its best effort to register the shares underlying the warrants. The Company estimates that there are no material changes in the fair value of the warrants if the exercise price of the warrants is decreased by 10%. The exercise price of the warrants is also subject to certain adjustments under certain circumstances as detailed in the Advisory Agreement.

         As of March 31, 2002, the Company has not filed a registration statement for the shares underlying these warrants.

8.       ACCUMULATED OTHER COMPREHENSIVE INCOME

         Total Comprehensive income/(loss) was (RMB5,667) and RMB4,548 for the three months ended March 31, 2002 and March 31. 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

         The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three months ended March 31, 2002 and 2001. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company and related notes thereto.

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on March 31, 2002. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

(Amounts in thousands)                           Three months ended March 31,
                                                 ----------------------------
                                                      2002            2001
                                                      RMB             RMB


Sales                                                72,897          88,915
Cost of sales                                       (73,301)        (77,698)
                                                 ----------      ----------
Gross profit/(loss)                                    (404)         11,217
Gross profit margin (%)                               (0.55)           12.6

Income/(loss) before income taxes                    (6,342)          7,942
Income taxes                                           (598)           (849)
                                                 ----------      ----------
Income/(loss) before minority interests              (6,940)          7,093

Minority interests                                    1,276          (2,553)
                                                 ----------      ----------
Net income/(loss)                                    (5,664)          4,540
                                                 ==========      ==========

         SALES AND GROSS PROFIT MARGIN

         Total sales for the three months ended March 31, 2002 decreased by RMB16.0 million (US$1.9 million) or 18.0% to RMB72.9 million (US$8.8 million), compared to RMB88.9 million (US$10.7 million) for corresponding period in 2001. Although total sales volume increased by approximately 15% in 2002, the average unit selling price of polyester filament and polyester staple fiber decreased by approximately 37% and 22%, respectively. The cost of petroleum, being the major raw material of all ployester products decreased during 2002, which resulted in the decrease in the selling prices of polyester fiber products.

         The gross profit margin changed from 12.6% for the first quarter of 2001 to (0.55%) for the first quarter of 2002. Despite the decrease in cost of polyester chips during 2002, the decrease in selling prices of polyester fiber products, outweighed the decrease in cost of polyester chips, which resulted in a gross loss for the first quarter of 2002.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses increased by RMB1.5 million (US$186,000) or 35.8% to RMB5.9 million (US$708,000) for the first quarter of 2002 from RMB4.3million (US$521,000) for the corresponding period in 2001. The increase was mainly due to amortization of prepaid consulting services provided by Wistow over 3 years and prepaid advisory services provided by vFinance over 1 year, starting from the first quarter of 2002, amounting to RMB901,000 (US$109,000), and the increase in legal and professional fees mainly in association with the intended issuance of convertible preferred stock amounting to approximately RMB280,000 (US$34,000)

         FINANCIAL INCOME/(EXPENSES), NET

         Net financial expenses increased from a net income of RMB1.0 million (US$125,000) for the first quarter of 2001 to a net expenses of RMB79,000 (US$9,000). The increase in net financial expenses was mainly attributable to the decrease in interest income received on the amount due from Heilongjiang Longdi Group Co., Ltd., a 30% interest minority shareholder of Harbin Asibao Chemical Fiber Co. Limited ("Asibao"), offset by an increase in interest expense of approximately RMB500,000 (US$60,000) due to an increase in outstanding debt as compared to the first quarter of 2001.

         INCOME TAXES

         The Company, through Far Beyond, owns 70% interest in Asibao which is governed by the Income Tax Laws of the PRC. Being a Sino-foreign joint venture established in the Harbin Economic Development Zone and being awarded the status of "advanced technology enterprise", Asibao was exempted from income taxes for a period of three years commencing from its first profitable year and is entitled to a preferential income tax rate of 15% for the remaining years of the Joint Venture with a 50% reduction for three consecutive years commencing from its fourth profitable year. The years 2001 and 2002 are the sixth and seventh profitable years, respectively, and the income taxes are provided accordingly.

         Income taxes for 2001 mainly represented income taxes provided for the assessable profits of Asibao. Income taxes for 2000 represented the realization of deferred tax asset on temporary timing difference.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's and its subsidiaries' primary liquidity needs are to fund inventories and trade receivables and amount due from HLG, a minority joint venture partner and a major supplier of raw materials. The Company has financed its working capital requirements primarily through internally generated cash and bank borrowings.

         The Company had a working capital surplus of approximately RMB171.1 million (US$20.7 million) as of March 31, 2002 compared to that of approximately RMB160.5 million (US$19.4 million) as of December 31, 2001. Net cash used in operating activities for the three months ended March 31, 2002 was approximately RMB38.2 million (US$4.6 million), as compared to RMB38.0 million (US$4.6 million) for the corresponding period in 2001. Net cash flows from the Company's operating activities are attributable to the Company's results of operations and changes in operating assets and liabilities. In March 2002, the Company entered into an agreement where HLG agreed to settle RMB160 million (US$19.3 million) by offsetting the cost of our future purchases and utilities charges at a rate of RMB10 million per month for 16 months, commencing in March 2002. During the current period, HLG repaid cash in the amount of RMB30 million (US$3.6 million) to the Company and the Company repaid short-term bank borrowings in the amount of RMB33.2 million (US$4.0 million). During the current period, the inventories increased by RMB28.4 million (US$3.4 million), which was mainly financed by the advance from customers and the offsetting of purchase cost as mentioned above.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         On January 24, 2002 the Company issued 440,000 shares of Common Stock to Wistow Holdings Ltd. a consultant to the Company.

         On March 4, 2002 the Company issued a six-month warrant to purchase up to 50,000 shares of Common Stock at an excise price of $1.00 per share to vFinance Investments, Inc. a financial advisory to the Company.

         On March 4, 2002 the Company issued a five year warrant to purchase up to 50,000 shares of Common Stock at an excise price of $1.00 per share to vFinance Investments, Inc. a financial advisory to the Company.

         On March 4, 2002 the Company issued a five year warrant to purchase up to 2,000,000 shares of Common Stock at an excise price of $2,00 per share.

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


Dated:  May 20, 2002

                          ASIA FIBER HOLDINGS LIMITED



                          By:
                              -------------------------------------------------
                                 Rui Min Zhao, President and Vice Chairman of
                                 the Board


                          By:
                              -------------------------------------------------
                                 Feng Jie Liu, Chief Financial Officer and
                                 Director (principal financial and accounting
                                 officer)