Form 10-Q
period 2002-06-30
ASIA FIBER HOLDINGS LTD
filed 2002-08-23
CIK 357434

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                                    Commission File Number:
  June 30, 2002                                              1-8334

                           ASIA FIBER HOLDINGS LIMITED

--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       DELAWARE                                            75-1071589
------------------------------                    ------------------------------

(State or other jurisdiction of                   (IRS Employer Identification
Number)                                           incorporation or organization)

                          Room 2105, 21/F., West Tower,
                     Shun Tak Centre, 200 Connaught Road C.
                              Sheung Wan, Hong Kong

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

                                 Yes [X]  No [ ]


The number of shares of Common Stock, par value $ .01 per share, outstanding as of June 30, 2002 is 25,321,319.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No  [X]

                            ASIA FIBER HOLDINGS LTD.

                               INDEX TO FORM 10-Q

                                  June 30, 2002

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
             (Amounts in thousands, except share and per share data)

                                        Three Months Ended June 30,              Six Months Ended June 30,
                                        --------------------------               ------------------------
                                        2002         2001         2002        2002         2001        2002
                                        ----         ----         ----        ----         ----        ----
                                         RMB          RMB          RMB         RMB          RMB         US$

SALES                                   93,302      103,199      11,268      166,199      192,114      20,072

COST OF SALES*                        (113,563)     (94,018)    (13,715)    (186,864)    (171,716)    (22,568)
                                      --------     --------     -------     --------     --------     -------
GROSS PROFIT/(LOSS)                    (20,261)       9,181      (2,447)     (20,665)      20,398      (2,496)

SELLING AND
  ADMINISTRATIVE EXPENSES               (7,683)      (3,924)       (928)     (13,542)      (8,238)     (1,636)

FINANCIAL INCOME/,
  (EXPENSES) NET#                           59        1,247           7          (20)       2,286          (2)
                                      --------     --------     -------     --------     --------     -------
INCOME/(LOSS) BEFORE
  INCOME TAXES                         (27,885)       6,504      (3,368)     (34,227)      14,446      (4,134)

INCOME TAXES                               (50)        (862)         (6)        (648)      (1,711)        (78)
                                      --------     --------     -------     --------     --------     -------
INCOME/(LOSS) BEFORE
  MINORITY INTERESTS                   (27,935)       5,642      (3,374)     (34,875)      12,735      (4,212)

MINORITY INTERESTS                       7,282       (2,174)        879        8,558       (4,727)      1,034
                                      --------     --------     -------     --------     --------     -------

NET INCOME/(LOSS)                      (20,653)       3,468      (2,495)     (26,317)       8,008      (3,178)
                                      ========     ========     =======     ========     ========     =======
BASIC AND DILUTED
  EARNINGS/(LOSS) PER SHARE              (0.82)        0.14       (0.10)       (1.04)        0.32       (0.13)
   (Note 2)                           ========     ========     ========    =========    =========    =======

*including:
  Raw materials purchased from
    related parties                    110,453       62,787      13,340      181,603      115,472      21,933
  Utility charges paid to related
    parties                              6,782        3,643         819       14,895        8,173       1,799
  Rental expenses for leasing of
    plant and machinery from
    related parties                      1,126          251         136        2,252          502         272

#Interest income from
  - related party                        3,200        4,303         386        6,500        8,242         785
  - others                                  24           35           3           62           67           8
                                      --------     --------     -------     --------     --------     -------
  Total interest income                  3,224        4,338         389        6,562        8,309         793
  Interest expenses                     (3,165)      (3,091)       (382)      (6,582)      (6,023)       (795)
                                      --------     --------     -------     --------     --------     -------
  Financial income/(expenses), net          59        1,247           7          (20)       2,286          (2)
                                      ========     ========     =======     ========     ========     =======

See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
             (Amounts in thousands, except share and per share data)

                                                                       June 30,     December 31,         June 30,
                                                                           2002             2001             2002
                                                                            RMB              RMB              US$
                                                         Notes      (Unaudited)                       (Unaudited)

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              16,972            9,739            2,050
  Trade receivables                                                      32,247           33,094            3,895
  Bills receivable                                                          992            1,740              120
  Other receivables and prepayments                                      13,748            1,610            1,660
  Inventories and consumable supplies inventories, net     3             53,922           24,847            6,512

  Amount due from a minority joint venture partner         4            310,136          363,435           37,456

  Amounts due from related companies                                        600              600               72
                                                                        -------          -------           ------
TOTAL CURRENT ASSETS                                                    428,617          435,065           51,765
FIXED ASSETS                                               5             98,086          107,159           11,847
INVESTMENT                                                               13,995           13,995            1,690
AMOUNT DUE FROM A MINORITY JOINT
  VENTURE PARTNER                                                             -           60,000                -
DEFERRED INCOME TAXES                                                     1,152            1,800              139
                                                                        -------          -------           ------
TOTAL ASSETS                                                            541,850          618,019           65,441
                                                                        =======          =======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Bank loans                                               6            191,200          247,800           23,092
  Accounts payable                                                          197              254               24
  Deposits from customers                                                 9,674            5,875            1,168
  Accrued liabilities and other payables                                 12,123           12,815            1,464
  Amount due to a director                                                8,914            7,471            1,077
  Income taxes payable                                                      329              329               40
                                                                        -------          -------           ------
TOTAL CURRENT LIABILITIES                                               222,437          274,544           26,865

MINORITY INTEREST                                                        90,055           98,613           10,876
                                                                        -------          -------           ------
TOTAL LIABILITIES AND MINORITY
  INTERESTS                                                             312,492          373,157           37,741
                                                                        -------          -------           ------

SHAREHOLDERS' EQUITY
  Preferred stock, par value of US$0.01 each
    Authorized:  10,000,000  shares in 2002 and 2001
  Common stock, par value of US$0.01 each
    Authorized:  75,000,000  shares in 2002 and 2001
    Issued and fully paid:  25,321,319  shares in 2002
    and 24,881,319 shares in 2001                          7              2,093            2,057              253
Additional paid-in capital                                 7             80,518           69,738            9,724
Reserves                                                                 19,451           19,451            2,349
Retained earnings                                                       126,879          153,196           15,324
Accumulated other comprehensive income                     8                417              420               50
                                                                        -------          -------           ------
TOTAL SHAREHOLDERS' EQUITY                                              229,358          244,862           27,700
                                                                        -------          -------           ------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                                541,850          618,019           65,441
                                                                        =======          =======           ======

Translations of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on June 30, 2002 of US$1.00 = RMB8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 2002 or at any other certain rate.

See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                             (Amounts in thousands)

                                                                                      Accumulated
                                              Additional                                    other
                                     Share       paid-in                Retained    comprehensive
                                   Capital       capital     Reserves   earnings           income       Total
                                      RMB            RMB         RMB         RMB              RMB         RMB

Balance at January 1, 2002            2,057       69,738      19,451     153,196              420     244,862

Issuance of 440,000 shares of
  common stock                           36        2,186           -           -                -       2,222
Issuance of warrants to purchase
  2,100,000 shares of common stock        -        8,594           -           -                -       8,594

Net loss for the period                   -            -           -     (26,317)               -     (26,317)
Currency translation adjustments          -            -           -           -               (3)         (3)
                                    -------       ------      ------    --------             ----    --------
Comprehensive income                                                                                  (26,320)
                                                                                                     --------

Balance at June 30, 2002              2,093       80,518      19,451     126,879              417     229,358
                                    =======       ======      ======    ========             ====    ========

Translations of amounts from Renminbi (RMB) into United States Dollars (US$) for the convenience of the reader has been made at the unified exchange rate quoted by the People's Bank of China on June 30, 2002 of US$1.00 = RMB8.28. No representation is made that the Renminbi amounts could have been, or could be, converted into United States Dollars at that rate on June 30, 2002 or at any other certain rate.

See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                             (Amounts in thousands)

                                                                     Six months ended June 30,
                                                                     -------------------------
                                                                 2002             2001              2002
                                                                 ----             ----              ----
                                                                  RMB              RMB               US$

Net cash provided by/(used in) operating activities           (49,466)            4,192            (5,974)

INVESTING ACTIVITIES
  Purchases of fixed assets                                         -              (423)                -
  Advances to a minority joint venture partner                      -           (82,960)                -
  Repayment from a minority joint venture partner             113,299                 -            13,684
  Advances from related companies                                   -            19,339                 -
                                                             --------           -------           -------
Net cash provided by/(used in) investing activities           113,299           (64,044)           13,684
                                                             --------           -------           -------

FINANCING ACTIVITIES
  Proceeds from bank borrowings                                35,500            88,400             4,287
  Repayments of bank borrowings                               (92,100)          (29,400)          (11,123)
                                                             --------           -------           -------
Net cash provided by/(used in) financing activities           (56,600)           59,000            (6,836)
                                                             --------           -------           -------

NET INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   7,233              (852)              874

Cash and cash equivalent, at beginning of period                9,739            11,403             1,176
                                                             --------           -------           -------
Cash and cash equivalent, at end of period                     16,972            10,551             2,050
                                                             ========           =======           =======

Non-cash transaction
   Sale of fixed assets to minority joint venture
     partner in exchange for inventories                        3,028                 -               366
                                                             ========           =======           =======


See notes to condensed consolidated financial statements.

                  ASIA FIBER HOLDINGS LIMITED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (Amounts in thousands)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

2.       EARNINGS/(LOSS) PER SHARE

         The calculation of earnings/(loss) per share is based on the weighted average number of ordinary shares outstanding during each of the periods ended June 30, 2001 and 2002, respectively.

                                       Three months   Three months   Six months     Six months
                                         ended June     ended June   ended June     ended June
                                           30, 2002        30,2001     30, 2002       30, 2001
Number of common shares outstanding
  at beginning of periods                25,321,319     24,881,319   24,881,319     24,881,319
Issuance of 440,000 common shares on
  January 24, 2002                                -              -      384,088              -

Total    weighted    average   shares    25,321,319     24,881,319   25,265,407     24,881,319
outstanding

3.       INVENTORIES AND CONSUMABLE SUPPLIES INVENTORIES

                                                                 June 30,         December 31,
                                                                     2002                 2001
                                                                      RMB                  RMB
Consumable supplies inventories                                     9,212                7,125
Raw materials                                                       6,977                1,165
Work in progress                                                    4,754                2,801
Finished goods                                                     41,579               15,448
                                                                  -------              -------
                                                                   62,522               26,539
Less: Provision for inventories                                    (8,600)              (1,692)
                                                                  -------              -------
                                                                   53,922               24,847
                                                                  =======              =======

4.       AMOUNT DUE FROM A MINORITY JOINT VENTURE PARTNER
         During the six months ended June 30, 2002, the minority joint venture partner made payments to the Company in the amount of RMB50,000 in cash, RMB57,104 in raw materials and RMB6,195 in utilities purchased on behalf of the Company.

5.       FIXED ASSETS

                                                                 June 30,         December 31,
                                                                     2002                 2001
                                                                      RMB                  RMB
Cost:
   Machinery and equipment                                        177,845              189,177
   Motor vehicles                                                   1,418                1,418
                                                                 --------             --------
                                                                  179,263              190,595

Accumulated depreciation                                          (81,177)             (83,436)
                                                                  -------              -------
Net book value                                                     98,086              107,159
                                                                  =======              =======

         During 2002, the Group sold certain machinery and equipment to HLG at net book value totaling RMB3,028.

6.       BANK LOANS
         During 2002, the Group renewed three bank loans of RMB5,500, RMB15,000 and RMB15,000, respectively, which bear annual interest rates of 5.85%, 5.31% and 5.31%, respectively and are due at various dates through May 2003. The weighted average interest rate for the short-term bank loans at June 30, 2001 and December 31, 2001 was 5.96% and 6.08%, respectively.

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

         The Preferred Stock is ranked prior to the common stock for the distribution of assets upon liquidation, dissolution or winding up of the Company. The holders of the Preferred Stock have no voting power whatsoever, except as otherwise provided by the Delaware General Corporate Law ("DGCL"). The Preferred Stock Agreement requires that the Company register the shares underlying the Preferred Stock and the warrant within 90 days of the execution of the agreement and to use its best efforts to cause such registration statement to be declared effective within 150 days from the execution date of the agreement, i.e. on or before May 20, 2002. If the registration statement is not declared effective by the specified date, the Company is required to pay 4% of the US$2,000 purchase price per annum until the registration statement is declared effective. In addition, if the agreement is terminated for reasons specified therein, the Purchaser is entitled to receive a warrant to purchase 500,000 shares of the Company's common stock, exercisable immediately upon issuance through January 11, 2005 at US$0.01 per share, subject to adjustment (the "Warrant"). Pursuant to Rule 416(a) of the Securities Act of 1933, on February 12, 2002, the Company filed a Registration Statement on Form SB-2 to register 9,875,000 shares of common stock, the maximum number of shares underlying the Preferred Stock and the warrant.

         As at June 30, 2002, the Registration Statement has not yet been declared effective. In accordance with the terms of the agreement, the Company is obliged to pay RMB74 (US$9) under the terms of the Preferred Stock Agreement. Upon execution, the Company was required to place shares in escrow and the Purchaser was required to place US$2,000 in escrow. On February 12, 2002, the Company placed 32 million shares in escrow, however the US$2,000 was not. The Company has not received notice of termination from purchaser. The Company intends to resume the registration process in the third quarter of 2002 and based on the terms of the Preferred Stock and related agreements, management does not believe that a termination event has occurred as of June 30, 2002 or subsequent thereto. In addition, managment is seeking the advice of the Company's legal counsel on this issue. Consequently, no accrual for the payment of cash or issuance of the termination warrant has been made as of June 30, 2002. The potential exposure is RMB529 (US$64) based on cash amount of RMB74 (US$9) and the fair value of the warrant of RMB455 (US$55) is estimated using the Black-Scholes model and the following assumptions: risk free rate - 3.51%, volatility - 272%, dividend rate - 0, expected life - thirty months. Subsequent to June 30, 2002, an event of termination has occurred as the Company did not file its Form 10-Q for the quarter ended June 30, 2002 by the filing deadline. The Purchaser has made no demand for termination.

         Common Stock and Warrants
         -------------------------

         On December 27, 2001, the Company entered into a Financial Consulting Agreement (the "Consulting Agreement") with Wistow Holdings Ltd ("Wistow"), a corporation domiciled in the British Virgin Islands. Pursuant to the Consulting Agreement, Wistow will act as a financial consultant to the Company for a period of three years commencing on December 27, 2001, and perform such duties as are normally associated with financial management services. In return, the Company issued to Wistow 440,000 shares of restricted common stock of the Company on January 24, 2002. Wistow has the right, exercisable at any time, to request that the Company register the shares. As of December 27, 2001, the closing market price of the common stock was RMB5.05 (US$0.61) per share, for a total fair value of RMB2,222 (US$268). During the six months ended June 30, 2002, the compensation costs associated with the issuance of the restricted stock charged to the profit and loss account amounted to RMB370 (US$45).

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

         Management estimates that the fair value of the warrants delivered to vFinance is approximately US$1,038. The fair value of the warrants is estimated using the Black-Scholes model and the following assumptions: risk free rates - 4.75% (warrants expiring within six months) and 5.08% (warrants expiring within five years); volatility - 265%; dividend rate
         - 0; expected life - six to sixty months. During the six months ended June 30, 2002, the compensation costs associated with the issuance of the warrants charged to the profit and loss account amounted to RMB2,865 (US$346).

         The Company was required to file a registration statement with the United States Securities and Exchange Commission by May 3, 2002 to register the shares underlying the warrants. In the event the registration statement was not filed by May 3, 2002, or not declared effective within 120 days at the filing of the registration statement, the exercise price of the warrants will decrease by 10%, for each thirty day period or portion thereof. The exercise price of the warrants is also subject to certain adjustments under certain circumstances as detailed in the Advisory Agreement. The Company is making its best effort to register the shares underlying the warrants.

         As of June 30, 2002, no warrants were exercised and the Company has not filed a registration statement for the shares underlying these warrants. Management remeasured the value of the warrants at June 30, 2002 using the Black-Scholes model and the following assumptions: risk free rates - 0% - 4.52%; volatility - 2.72%, dividend rate - 0, expected life - two to fifty seven months. No additional compensation cost was incurred as a result of the remeasurement.

8.       ACCUMULATED OTHER COMPREHENSIVE INCOME

         Total Comprehensive income/(loss) was (RMB26,320) and RMB8,014 for the six months ended June 30, 2002 and June 30, 2001, respectively. Total Comprehensive income/(loss) was (RMB20,653) and RMB3,466 for the three months ended June 30, 2002 and June 30, 2001, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

         The discussions below are presented in the Company's primary operating currency, which is the Renminbi Yuan ("RMB"). For information purposes only, the amounts may be translated into U.S. dollars at an exchange rate of $1.00 = RMB8.28, which represents the approximate single rate of exchange as quoted by the People's Bank of China on June 30, 2002. No representation is made that RMB amounts could have been, or could be, converted into U.S. dollars at that rate or any other rate.

RESULTS OF OPERATIONS

         Three-month period Ended June 30, 2002 compared to the Three-month
         ------------------------------------------------------------------
period ended June 30, 2001
--------------------------

         SALES AND GROSS PROFIT MARGIN

         Total sales for the three months ended June 30, 2002 decreased by RMB9.9 million (US$1.2 million) or 9.6% to RMB93.3 million (US$11.3 million), compared to RMB103.2 million (US$12.5 million) for the corresponding period in 2001. The decrease was mainly due to the decrease in sales volume by approximately 4% and the decrease in average unit selling price of polyester staple fiber by approximately 6%. The decrease in the average unit selling price was mainly due to the current economic conditions and the Company's strategy to reduce prices to maintain its market share.

         The gross profit margin changed from 8.9% for the second quarter of 2001 to (21.7%) for the corresponding period in 2002. The change was mainly due to the increase in cost of polyester chips and the decrease in the selling price of the Company's products. As this trend has continued subsequent to June 30, 2002, a provision of RMB8.6 million (US$1.0 million) was recorded in the three-month period ended June 30, 2002 to reduce inventory to its estimated net realizable value.

         SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses increased by RMB3.8 million (US$454,000) or 95.8% to RMB7.7 million (US$928,000) for the second quarter of 2002 from RMB3.9million (US$474,000) for the corresponding period in 2001. The increase was mainly due to amortization of prepaid consulting services provided by Wistow over three years starting from January 2002, and amortization of prepaid advisory services provided by vFinance over one year starting from March 2002, totaling RMB2.3 million (US$278,000). The increase was also due to the increase in transportation costs of approximately RMB600,000 (US$72,000) resulting from the increase in the use of transportation by railway which greatly shorten the delivery time but more costly.

         FINANCIAL INCOME/(EXPENSES), NET

         Net financial income changed from RMB1.2 million (US$151,000) for the second quarter of 2001 to RMB59,000 (US$7,000) for the corresponding period in 2002. The decrease in net financial income was mainly attributable to the decrease in interest income received on the amount due from Heilongjiang Longdi Group Co., Ltd. ("HLG"), a 30% interest minority shareholder of Harbin Asibao Chemical Fiber Co. Limited ("Asibao"). The decrease in income resulted from the decreased balance due from HLG.

         Six-month period Ended June 30, 2002 compared to the Six-month period
         ---------------------------------------------------------------------
ended June 30, 2001
-------------------

         SALES AND GROSS PROFIT MARGIN

         Total sales for the six-month period ended 2002 decreased by RMB25.9 million (US$3.1 million) or 13.5% to RMB166.2 million (US$20.1 million), compared to RMB192.1 million (US$23.2 million) for the corresponding period in 2001. Although total sales volume increased by approximately 5% in 2002, the average unit selling price of polyester filament and polyester staple fiber both decreased by approximately 16%. The decrease in the selling prices of polyester fiber products was mainly due to the downturn in economic conditions compared with the corresponding period in 2001 and the Company's strategy to reduce prices to maintain its market share.

         The gross profit margin changed from 10.6% for the six-month period ended 2001 to (12.4%) for the corresponding period in 2002. The change was mainly due to the increase in cost of polyester chips and the decrease in the selling price of the Company's products. As this trend has continued subsequent to June 30, 2002, a provision of RMB8.6 million (US$1.0 million) was recorded in the six-month period ended June 30, 2002 to reduce inventories to its estimated net realizable value.

         SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses increased by RMB5.3 million (US$641,000) or 64.4% to RMB13.5 million (US$1.6 million) for the six-month period ended 2002 from RMB8.2million (US$995,000) for the corresponding period in 2001. The increase was mainly due to amortization of prepaid consulting services provided by Wistow over three years starting from January 2002, and amortization of prepaid advisory services provided by vFinance over one year starting from March 2002, totaling RMB3.2 million (US$386,000). The increase was also due to the increase in transportation costs resulting from the increase in the use of transportation by railway which greatly shorten the delivery time but is more costly and the increase in legal and professional fees mainly in association with the intended issuance of convertible preferred stock amounting to approximately RMB350,000 (US$42,000).

         FINANCIAL INCOME/(EXPENSES), NET

         Net financial expenses changed from a net income of RMB2.3 million (US$278,000) for the six-month period ended 2001 to a net expenses of RMB20,000 (US$2,000). The increase in net financial expenses was mainly attributable to the decrease in interest income received on the amount due from HLG, as a result of the decreased balance due from HLG and an increase in interest expense of approximately RMB570,000 (US$69,000) due to an increase in outstanding debt as compared to the six-month period ended 2001.

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

         Income taxes for 2001 mainly represented income taxes provided for the assessable profits of Asibao. Income taxes for 2002 represented the realization of deferred tax asset on temporary timing difference.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's and its subsidiaries' primary liquidity needs are to fund inventories and trade receivables and amount due from HLG, a minority joint venture partner and a major supplier of raw materials. The Company has financed its working capital requirements primarily through internally generated cash and bank borrowings.

         The Company had a working capital surplus of approximately RMB206.2 million (US$24.9 million) as of June 30, 2002 compared to that of approximately RMB160.5 million (US$19.4 million) as of December 31, 2001. Net cash used in operating activities for the six months ended June 30, 2002 was approximately RMB49.5 million (US$6.0 million), as compared to net cash provided by operating activities of RMB4.2 million (US$507,000) for the corresponding period in 2001. Net cash flows from the Company's operating activities are attributable to the Company's results of operations and changes in operating assets and liabilities. In March 2002, the Company entered into an agreement where HLG agreed to settle RMB160 million (US$19.3 million) by offsetting the cost of our future purchases and utilities charges at a rate of RMB10 million per month for 16 months, commencing in March 2002. During the current period, HLG repaid RMB113.3 million (US$13.7 million), including cash in the amount of RMB50 million (US$6.0 million) and by offsetting against the Company's purchase of raw materials and utilities. The Company also repaid short-term bank borrowings of RMB92.1 million (US$11.1 million) and obtained new bank borrowings of RMB35.5 million (US$4.3 million). During the current period, the inventories increased by RMB29.1 million (US$3.5 million), which was mainly financed by repayment from HLG as mentioned above.

         For the six months ended June 30, 2002, the Company incurred net loss of RMB26.3 million (US$3.2 million) primarily as a result of selling our product at a loss during the second quarter. Due to the worldwide economic downturn, management estimates that the Company will continue to incur losses throughout the remaining months of 2002. This will seriously affect the Company's financial condition and liquidity. Despite the loss incurred through the second quarter of 2002, the Company continues to manufacture and sell polyester fiber products so as to maintain and increase its market share. Management believes that certain small manufacturers may not be able to survive under the current market conditions, and the Company's current strategy provides a chance for the Company to increase its market share. In the long run, the Company expects to benefit from a larger, stronger client base when the economy rebounds. The Company believes that internally generated funds will be sufficient to satisfy its anticipated working capital needs for at least the next twelve months.

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

              None.

         (b)  Reports on Form 8-K:

              None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 19, 2002

                                        ASIA FIBER HOLDINGS LIMITED

                                        By:___________________________________
                                             Rui Min Zhao, President and
                                             Vice Chairman of the Board

                                        By:___________________________________
                                             Feng Jie Liu, Chief Financial
                                             Officer and Director (principal
                                             financial and accounting officer)